Form 10-Q
period 2023-09-30
Atlas Energy Solutions Inc.
filed 2023-10-31
CIK 1984060

AESI

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-41828

Atlas Energy Solutions Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	93-2154509
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5918 W. Courtyard Drive, Suite 500 Austin, Texas	78730
(Address of principal executive offices)	(Zip Code)

(512) 220-1200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	AESI	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 30, 2023, the registrant had 100,025,584 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Atlas Energy Solutions Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$264,538	$82,010
Accounts receivable	102,234	73,341
Accounts receivable - related parties	—	1,051
Inventories	3,961	5,614
Spare part inventories	14,911	10,797
Prepaid expenses and other current assets	15,880	5,918
Total current assets	401,524	178,731
Property, plant and equipment, net	828,997	541,524
Finance lease right-of-use assets	496	19,173
Operating lease right-of-use assets	3,960	4,049
Other long-term assets	4,294	7,522
Total assets	$1,239,271	$750,999
Liabilities, redeemable noncontrolling interest, and stockholders' and members' equity
Current liabilities:
Accounts payable	$57,520	$31,645
Accounts payable - related parties	247	154
Accrued liabilities	38,836	30,630
Current portion of long-term debt	—	20,586
Other current liabilities	3,956	5,659
Total current liabilities	100,559	88,674
Long-term debt, net of discount and deferred financing costs	172,511	126,588
Deferred tax liabilities	48,679	1,906
Other long-term liabilities	6,363	22,474
Total liabilities	328,112	239,642
Commitments and contingencies (Note 7)
Redeemable noncontrolling interest	987,151	—
Stockholders’ / members’ equity:
Members' equity	—	511,357
Preferred stock, $0.01 par value; 500,000,000 authorized; no shares issued and outstanding as of September 30, 2023	—	—
Class A common stock, $0.01 par value, 1,000,000,000 shares authorized, 57,767,399 shares issued and outstanding as of September 30, 2023	577	—
Class B common stock, $0.01 par value, 500,000,000 shares authorized, 42,258,185 shares issued and outstanding as of September 30, 2023	423	—
Additional paid-in-capital	—	—
Accumulated deficit	(76,992)	—
Total stockholders' and members' equity	(75,992)	511,357
Total liabilities, redeemable noncontrolling interest and stockholders’ and members’ equity	$1,239,271	$750,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atlas Energy Solutions Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Product sales	$114,773	$119,222	$368,131	$286,565
Service sales	42,843	22,460	104,691	46,294
Total sales	157,616	141,682	472,822	332,859
Cost of sales (excluding depreciation, depletion and accretion expense)	67,770	60,138	193,829	131,633
Depreciation, depletion and accretion expense	10,221	7,136	28,173	19,707
Gross profit	79,625	74,408	250,820	181,519
Selling, general and administrative expense (including stock and unit-based compensation expense of $1,414, $160, $3,660, and $543, respectively.)	14,301	5,774	34,988	16,414
Operating income	65,324	68,634	215,832	165,105
Interest expense, net	(1,496)	(3,876)	(5,459)	(11,770)
Other income	136	902	438	2,510
Income before income taxes	63,964	65,660	210,811	155,845
Income tax expense	7,637	604	20,368	1,422
Net income	$56,327	$65,056	$190,443	$154,423
Less: Pre-IPO net income attributable to Atlas Sand Company, LLC	—		54,561
Less: Net income attributable to redeemable noncontrolling interest	26,887		66,190
Net income attributable to Atlas Energy Solutions, Inc.	$29,440		$69,692

Net income per Class A common share
Basic	$0.51		$1.22
Diluted	$0.51		$1.21
Weighted average Class A common shares outstanding
Basic	57,237		57,189
Diluted	57,928		57,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atlas Energy Solutions Inc.

Condensed Consolidated Statements of Stockholders' and Members' Equity and Redeemable Noncontrolling Interest

(Unaudited)

(In thousands)

	Redeemable	Members'							Stockholders'
	Noncontrolling	Equity	Class A		Class B		Additional	Accumulated	and Members'
	Interest	Value	Shares	Value	Shares	Value	Paid-In-Capital	Deficit	Equity
Balance at December 31, 2022	$—	$511,357	—	$—	—	$—	$—	$—	$511,357
Member distributions prior to IPO	—	(15,000)	—	—	—	—	—	—	(15,000)
Net income prior to IPO and Reorganization	—	54,561	—	—	—	—	—	—	54,561
Effect of Reorganization and reclassification to redeemable noncontrolling interest (Note 1)	771,345	(550,918)	39,148	391	42,852	429	(221,247)	—	(771,345)
Issuance of common stock in IPO, net of offering costs	—	—	18,000	180	—	—	291,056	—	291,236
Deferred tax liability arising from the IPO	—	—	—	—	—	—	(27,537)	—	(27,537)
Stock-based compensation	—	—	—	—	—	—	3,290	—	3,290
Net income after IPO and Reorganization	66,190	—	—	—	—	—	—	69,692	69,692
$0.35/share Class A common stock dividend	—	—	—	—	—	—	—	(20,002)	(20,002)
$0.35/unit distribution to Atlas Sand Operating, LLC unitholders	(14,998)	—	—	—	—	—	—	—	—
Dividend equivalent rights ($0.35 per share)	—	—	—	—	—	—	—	(296)	(296)
Other distributions to redeemable non-controlling interest unitholders	(7,158)	—	—	—	—	—	—	—	—
Redemption of operating units of Atlas Sand Operating, LLC for Class A common stock	(13,640)	—	594	6	(594)	(6)	13,640	—	13,640
Deferred tax liability arising from the redemption of operating units of Atlas Sand Operating, LLC for Class A common stock	—	—	—	—	—	—	(176)	—	(176)
Issuance of common stock upon vesting of RSUs, net of shares withheld for income taxes	—	—	25	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interest to redemption amount	185,412	—	—	—	—	—	(59,026)	(126,386)	(185,412)
Balance at September 30, 2023	$987,151	$—	$57,767	$577	$42,258	$423	$—	$(76,992)	$(75,992)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atlas Energy Solutions Inc.

Condensed Consolidated Statements of Stockholders' and Members' Equity and Redeemable Noncontrolling Interest (Continued)

(Unaudited)

(In thousands)

	Redeemable	Members'
	Noncontrolling	Equity	Class A		Class B		Additional	Accumulated	Stockholders'
	Interest	Value	Shares	Value	Shares	Value	Paid-In-Capital	Deficit	and Members'
Balance at December 31, 2021	$—	$338,697	—	$—	—	$—	$—	$—	$338,697
Member distributions	—	(30,024)	—	—	—	—	—	—	(30,024)
Unit-based compensation expense	—	543	—	—	—	—	—	—	543
Net income	—	154,423	—	—	—	—	—	—	154,423
Balance at September 30, 2022	$—	$463,639	—	$—	—	$—	$—	$—	$463,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atlas Energy Solutions Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2023	2022
Operating activities:
Net income	$190,443	$154,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and accretion expense	29,368	20,528
Amortization of debt discount	469	338
Amortization of deferred financing costs	270	332
Stock and unit-based compensation	3,660	543
Deferred income tax	19,059	—
Commodity derivatives gain	—	(1,857)
Settlements on commodity derivatives	—	1,996
Other	143	61
Changes in operating assets and liabilities:
Accounts receivable	(28,893)	(43,144)
Accounts receivable - related party	868	90
Inventories	1,653	(481)
Spare part inventories	(4,141)	(3,333)
Prepaid expenses and other current assets	(10,355)	1,205
Other long-term assets	(1,681)	(5,150)
Accounts payable	3,877	7,301
Accounts payable - related parties	93	(433)
Deferred revenue	—	6,703
Accrued liabilities and other liabilities	8,691	16,878
Net cash provided by operating activities	213,524	156,000
Investing activities:
Purchases of property, plant and equipment	(245,693)	(54,164)
Net cash used in investing activities	(245,693)	(54,164)
Financing Activities:
Net proceeds from IPO	303,426	—
Payment of offering costs	(6,020)	—
Member distributions prior to IPO	(15,000)	(30,024)
Principal payments on term loan borrowings	(16,573)	(20,557)
Prepayment fee on 2021 Term Loan Credit Facility	(2,649)	—
Issuance costs associated with debt financing	(4,397)	(233)
Payments under finance leases	(1,932)	(703)
Dividends paid to Class A common stockholders	(20,002)	—
Distributions paid to Atlas Sand Operating, LLC unitholders	(22,156)	—
Net cash provided by (used in) financing activities	214,697	(51,517)
Net increase in cash and cash equivalents	182,528	50,319
Cash and cash equivalents, beginning of period	82,010	40,401
Cash and cash equivalents, end of period	$264,538	$90,720
Supplemental cash flow information
Cash paid during the period for:
Interest	$10,735	$11,140
Taxes	$11,403	$468
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment in accounts payable and accrued liabilities	$46,710	$17,268
Redeemable noncontrolling interest cumulative adjustment to redemption value	$185,412	$—
Finance lease assets acquired through debt	$39,454	$—
Finance lease liabilities converted to debt	$42,795	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atlas Energy Solutions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Business and Organization

Atlas Energy Solutions Inc. (f/k/a New Atlas HoldCo. Inc.) (“New Atlas” and together with its subsidiaries “we,” “us,” “our,” or the “Company”) was formed on June 28, 2023, pursuant to the laws of the State of Delaware, and is the successor to AESI Holdings Inc. (f/k/a Atlas Energy Solutions Inc.), a Delaware corporation (“Old Atlas”). New Atlas is a holding corporation and the ultimate parent company of Atlas Sand Company, LLC (“Atlas LLC”), a Delaware limited liability company formed on April 20, 2017. Atlas LLC is a producer of high-quality, locally sourced 100 mesh and 40/70 sand used as a proppant during the well completion process. Proppant is necessary to facilitate the recovery of hydrocarbons from oil and natural gas wells. One hundred percent of Atlas LLC’s sand reserves are located in Winkler and Ward Counties, Texas, within the Permian Basin and operations consist of proppant production and processing facilities, including one facility near Kermit, Texas (the “Kermit facility”), a second facility under development at the Kermit location, and a third facility near Monahans, Texas (the “Monahans facility”).

We are currently building a logistics platform with the goal of increasing the efficiency, safety and sustainability of the oil and natural gas industry within the Permian Basin. This will include the Dune Express, an overland conveyor infrastructure solution currently under construction, coupled with our growing fleet of fit-for-purpose trucks and trailers.

We sell products and services primarily to oil and natural gas exploration and production companies and oilfield services companies primarily under supply agreements and also through spot sales on the open market.

Initial Public Offering

On March 13, 2023, Old Atlas completed its initial public offering (the “IPO”) of 18,000,000 shares of Class A common stock, par value $0.01 per share (the “Old Atlas Class A common stock”) at a price of $18.00 per share. The IPO generated $324.0 million of gross proceeds and net proceeds of approximately $291.2 million. The gross proceeds were offset by $20.6 million of underwriting discounts and commissions, $5.9 million of current offering costs in 2023, and $6.3 million in offering costs paid in 2022 that were recorded to other long-term assets on the consolidated balance sheets as of December 31, 2022. The material terms of the IPO are described in Old Atlas’s final prospectus, dated March 8, 2023 and filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended (the “Securities Act”), on March 10, 2023 (the “Final IPO Prospectus”).

Reorganization

Pursuant to a master reorganization agreement dated March 8, 2023, by and among Old Atlas, Atlas Sand Management Company, LLC, a Texas limited liability company (“ASMC”), Atlas LLC, Atlas Sand Holdings, LLC, a Delaware limited liability company (“Holdings”), Atlas Sand Operating, LLC, a Delaware limited liability company (“Atlas Operating”), Atlas Sand Holdings II, LLC, a Delaware limited liability company (“Holdings II”), Atlas Sand Management Company II, LLC, a Delaware limited liability company (“ASMC II”), and Atlas Sand Merger Sub, LLC, a Delaware limited liability company (“Merger Sub”), Old Atlas and the parties thereto completed certain restructuring transactions (the “Reorganization”) in connection with the IPO. As part of the Reorganization:

•
Merger Sub merged with and into Atlas LLC, with Atlas LLC surviving as a wholly owned subsidiary of Atlas Operating;
•
Holdings, Holdings II and ASMC II were formed (collectively with ASMC, the “HoldCos”), through which certain holders who previously held membership interests in Atlas LLC (the “Legacy Owners”) were issued the membership interests in Atlas Operating, as represented by a single class of common units (“Operating Units”);
•
certain Legacy Owners, through the HoldCos, transferred all or a portion of their Operating Units and voting rights, as applicable, in Atlas Operating to Old Atlas in exchange for an aggregate of 39,147,501 shares of Old Atlas Class A common stock and, in the case of Legacy Owners that continued to hold Operating Units through the HoldCos, an aggregate of 42,852,499 shares of Class B common stock, par value $0.01 per share, of Old Atlas (the “Old Atlas Class B common stock,” and together with the Old Atlas Class A common stock, the “Old Atlas common stock”), so that such Legacy Owners that continued to hold Operating Units also held, through the HoldCos, one share of Old Atlas Class B common stock for each Operating Unit held by them immediately following the Reorganization;
•
the 1,000 shares of Old Atlas Class A common stock issued to Atlas LLC at the formation of Old Atlas were redeemed and canceled for nominal consideration; and
•
Old Atlas contributed all of the net proceeds received by it in the IPO to Atlas Operating in exchange for a number of Operating Units equal to the number of shares of Old Atlas Class A common stock outstanding after the IPO, and Atlas Operating further contributed the net proceeds received to Atlas LLC.

As a result of the Reorganization, (i) Old Atlas’s sole material asset consisted of Operating Units, (ii) Atlas Operating’s sole material asset consisted, and still consists, of 100% of the membership interests in Atlas LLC and (iii) Atlas LLC owns all of the Company’s operating assets. Old Atlas is the managing member of Atlas Operating and is responsible for all operational, management and administrative decisions relating to Atlas LLC’s business and consolidates the financial results of Atlas LLC and its subsidiaries.

As a result of the IPO and Reorganization:

•
the Legacy Owners collectively owned all of the outstanding shares of Old Atlas Class B common stock and 39,147,501 shares of Old Atlas Class A common stock, collectively representing 82.0% of the voting power and 68.5% of the economic interest of Old Atlas (and 82.0% of the economic interest of Atlas LLC, including both direct and indirect ownership interests) at the closing of the IPO and Reorganization;
•
Old Atlas owned, and still owns, an approximate 57.1% interest in Atlas Operating; and
•
the Legacy Owners that continued to hold Operating Units collectively owned an approximate 42.9% interest in Atlas Operating.

On September 13, 2023, we distributed the Operating Units and shares of Old Atlas common stock previously held by the HoldCos to the Legacy Owners in accordance with the distribution provisions of each respective HoldCo operating agreement. Immediately following the distribution, the Legacy Owners held shares of Old Atlas Class A common stock or Old Atlas Class B common stock (and corresponding Operating Units) directly.

On March 13, 2023, the date on which we closed the IPO, a corresponding deferred tax liability of approximately $27.5 million was recorded associated with the differences between the tax and book basis of the investment in Atlas LLC. The offset of the deferred tax liability was recorded to additional paid-in capital. As there was no change in control of Atlas Operating, Atlas LLC, or the businesses or subsidiaries held by Atlas LLC as a result of the Reorganization, purchase accounting was not required and the Legacy Owners’ interests in Operating Units were recognized as a noncontrolling interest in Atlas Operating.

Up-C Simplification

On October 2, 2023, Old Atlas and the Company completed the previously announced Up-C Simplification (as defined below) contemplated by the Master Reorganization Agreement (the “Master Reorganization Agreement”), dated as of July 31, 2023, by and among the Company, Old Atlas, Atlas Operating, AESI Merger Sub Inc., a Delaware corporation (“PubCo Merger Sub”), Atlas Operating Merger Sub, LLC, a Delaware limited liability company (“Opco Merger Sub” and, together with PubCo Merger Sub, the “Merger Subs”), and Atlas Sand Holdings, LLC, a Delaware limited liability company (“Holdings”), in order to, among other things, reorganize under a new public holding company (the “Up-C Simplification”).

Pursuant to the Master Reorganization Agreement, (a) PubCo Merger Sub merged with and into Old Atlas (the “PubCo Merger”), as a result of which (i) each share of Old Atlas Class A common stock then issued and outstanding was exchanged for one share of common stock of New Atlas, par value $0.01 per share (the “New Atlas Common Stock”), (ii) all of the shares of Old Atlas Class B common stock then issued and outstanding were surrendered and cancelled for no consideration and (iii) Old Atlas survived the PubCo Merger as a direct, wholly owned subsidiary of the Company; and (b) Opco Merger Sub merged with and into Atlas Operating (the “Opco Merger” and, together with the PubCo Merger, the “Mergers”), as a result of which (i) each Operating Unit then issued and outstanding, other than those Operating Units held by Old Atlas, was exchanged for one share of New Atlas Common Stock and (ii) Atlas Operating became a wholly owned subsidiary (partially direct and partially indirect through Old Atlas) of New Atlas.

In connection with the Up-C Simplification:

•
each share of Old Atlas Class A common stock issued and outstanding immediately prior to the effective time of the Mergers (the “Effective Time”) was exchanged for one share of New Atlas Common Stock and the holders of Old Atlas Class A common stock became stockholders of New Atlas;
•
all of the Old Atlas Class B common stock issued and outstanding immediately prior to the Effective Time were surrendered and cancelled for no consideration;
•
each Operating Unit issued and outstanding immediately prior to the Effective Time, other than Operating Units held by Old Atlas, was exchanged for one share of New Atlas Common Stock, and the holders of such Operating Units became stockholders of New Atlas;
•
Old Atlas continues to hold all of the issued and outstanding Operating Units it held as of immediately prior to the Effective Time, such Operating Units were otherwise unaffected by the Up-C Simplification (including the Opco Merger), and such Operating Units, together with the Operating Units received by New Atlas in connection with the Opco Merger, constitute all of the Operating Units currently issued and outstanding;
•
Old Atlas became a direct, wholly owned subsidiary of New Atlas, and all of the Old Atlas Class A common stock then held by New Atlas were recapitalized into a single share;

•
as of the Effective Time, New Atlas assumed (a) the Atlas Energy Solutions Inc. Long Term Incentive Plan (the “LTIP”), (b) all awards of restricted stock units and performance share units, in each case, whether vested or unvested, that were then outstanding under the LTIP, (c) the grant notices and agreements evidencing such awards, and (d) the then remaining unallocated share reserve issuable under the LTIP; and the terms and conditions that were in effect immediately prior to the Up-C Simplification under each outstanding award assumed by New Atlas continue in full force and effect after the Up-C Simplification, with certain exceptions to reflect the completion of the Up-C Simplification, such as each award denominated with reference to shares of New Atlas Common Stock instead of Old Atlas Class A common stock and the performance share unit awards being in reference to performance of New Atlas instead of performance of Old Atlas (with respect to the portion of the applicable performance period following the Up-C Simplification);
•
as of the Effective Time, (a) New Atlas assumed Old Atlas’s existing Management Change in Control Severance Plan (and each participation agreement thereunder that was then outstanding) and (b) the terms and conditions of the director compensation program applicable to members of the board of directors of Old Atlas (and any committees thereof) were applied instead to members of the board of directors of New Atlas (and any committees thereof) (and any portion of such compensation to be granted in the form of equity-based awards will be granted in awards denominated with reference to shares of New Atlas Common Stock instead of Old Atlas Class A common stock); and
•
Old Atlas changed its name from “Atlas Energy Solutions Inc.” to “AESI Holdings Inc.,” and New Atlas changed its name from “New Atlas HoldCo Inc.” to “Atlas Energy Solutions Inc.” New Atlas was approved to have the shares of New Atlas Common Stock listed on the New York Stock Exchange under the ticker symbol “AESI,” the trading symbol previously used by Old Atlas.

After completion of the Up-C Simplification, New Atlas replaced Old Atlas as the publicly held entity and, through its subsidiaries, will conduct all of the operations previously conducted by Old Atlas, and Old Atlas will remain the managing member of Atlas Operating.

The foregoing description is not complete and is qualified in its entirety by reference to the Master Reorganization Agreement, a copy of which is filed as Exhibit 2.1 to this Quarterly Report on Form 10-Q (this “Report”).

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and SEC requirements. All adjustments necessary for a fair presentation of the Financial Statements have been included. Such adjustments are of a normal, recurring nature. These condensed consolidated financial statements include the accounts of New Atlas, Old Atlas, Atlas Operating, Atlas LLC, and Atlas LLC’s wholly owned subsidiaries: Atlas Sand Employee Company, LLC; Atlas OLC Employee Company, LLC; Atlas Construction Employee Company, LLC; Atlas Sand Employee Holding Company, LLC; Fountainhead Logistics Employee Company, LLC; Atlas Sand Construction, LLC; OLC Kermit, LLC; OLC Monahans, LLC; Fountainhead Logistics, LLC; and Fountainhead Transportation Services, LLC.

The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other period. The Financial Statements and these notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included within the Company’s prospectus, dated September 11, 2023, filed with the SEC pursuant to Rule 424(b) under the Securities Act on September 12, 2023 in connection with our Up-C Simplification (the “Up-C Simplification Prospectus”).

As discussed in Note 1 - Business and Organization, as a result of our IPO and the Reorganization and prior to the Up-C Simplification, Old Atlas became the managing member of Atlas Operating and consolidated entities in which it had a controlling financial interest through the end of the reporting period. The Reorganization was considered a transaction between entities under common control. As a result, the financial statements for periods prior to the IPO and the Reorganization have been adjusted to combine the previously separate entities for presentation purposes. However, Old Atlas and Atlas Operating had no operations or assets and liabilities prior to our IPO. As such, for periods prior to the completion of our IPO, the consolidated financial statements represent the historical financial position and results of operations of Atlas LLC and its subsidiaries. For periods after the completion of our IPO through the end of the reporting period, the financial position and results of operations include those of Old Atlas and report the redeemable noncontrolling interest related to the portion of Operating Units not owned by Old Atlas.

Up-C Simplification

During the fourth quarter 2023, for accounting purposes, the Up-C Simplification will be treated as a transaction between entities under common control of an acquisition of noncontrolling interest. Accordingly, the fourth quarter 2023 consolidated financial position and results of operations of the Company will be included in the consolidated financial statements of New Atlas on the same basis as currently presented except for the acquisition of noncontrolling interest that will be accounted for as a capital transaction with no resulting gain or loss.

Consolidation

The Financial Statements include the accounts of the Company and controlled subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates

The preparation of the Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used in the preparation of these Financial Statements include, but are not limited to: the sand reserves and their impact on calculating the depletion expense under the units-of-production method; the depreciation and amortization associated with property, plant and equipment; stock and unit-based compensation; spare parts inventory reserve; collectability of receivables; certain liabilities; and income tax expense. We base estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents consist of all highly liquid investments that are readily convertible into cash and have original maturities of three months or less when purchased. As of September 30, 2023, we have deposits of $119.4 million in an Insured Cash Sweep (“ICS”) Deposit Placement Agreement within IntraFi Network LLC facilitated by our bank. The ICS program provides the Company with access to FDIC insurance for our total cash held within the ICS. We had an additional $112.3 million in 2-month and 3-month United States Treasury Bills which are fully backed by the United States as of September 30, 2023. We place our remaining cash deposits with high-credit-quality financial institutions. At times, a portion of our cash may be uninsured or in deposit accounts that exceed or are not covered under the Federal Deposit Insurance Corporation limit.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at cost when earned and represent claims against third parties that will be settled in cash. These receivables generally do not bear interest. The carrying value of our receivables, net of allowance for credit losses, represents the estimated collectable amount. If events or changes in circumstances indicate specific receivable balances may be impaired, further consideration is given to our ability to collect those balances and the allowance is adjusted accordingly. We perform credit evaluations of new customers, and sometimes require deposits and prepayments, to mitigate credit risk. When it is probable that all or part of an outstanding balance will not be collected, we establish an allowance for credit losses.

On January 1, 2023, we adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments, which replaced the prior incurred loss impairment model with an expected credit loss impairment model for financial instruments, including accounts receivable. The adoption of ASU 2016-13 did not result in a material cumulative-effect adjustment to retained earnings on January 1, 2023.

We are exposed to credit losses primarily through sales of products and services. We analyze accounts receivable on an individual customer and overall basis through review of historical collection experience and current aging status of our customer accounts. We also consider the financial condition and economic environment of our customers in evaluating the need for an allowance. During the three and nine months ended September 30, 2023, we recognized de minimis allowance for credit losses. As of September 30, 2023 and December 31, 2022, we had de minimis allowance for credit losses, which is included in accounts receivable on the condensed consolidated balance sheets.

As of September 30, 2023, three customers represented 20%, 14%, and 11% of our outstanding accounts receivable balance. As of December 31, 2022, two customers represented 19% and 13% of our outstanding accounts receivable balance.

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

The amounts reported in the balance sheets as current assets or liabilities, including cash and cash equivalents, accounts receivable, spare parts inventories, inventories, prepaid expenses and other current assets, accounts payable, accrued liabilities and deferred revenues approximate fair value due to the short-term maturities of these instruments. As of the dates indicated, our long-term debt consisted of the following (in thousands):

	At September 30, 2023		At December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial liabilities
Outstanding principal amount of the 2023 Term Loan Credit Facility	$172,511	$181,003	$147,174	$146,837	Level 2 – Market Approach

Our credit agreement with Stonebriar Commercial Finance LLC (“Stonebriar”) pursuant to which Stonebriar extended a $180.0 million single advance seven-year term loan credit facility (the "2023 Term Loan Credit Facility") bears interest at a fixed rate of 9.50%, where its fair value will fluctuate based on changes in interest rates and credit quality. As of September 30, 2023 and December 31, 2022, the fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments. These inputs are not quoted prices in active markets, but they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs. See Note 6 - Debt for discussion of the credit agreement governing the 2023 Term Loan Credit Facility.

Stock-Based Compensation

We account for stock-based compensation, including grants of incentive units, restricted stock awards, time-based restricted stock units and performance share units, under the measurement and recognition provisions of Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation (“ASC 718”). We account for stock and unit-based compensation by amortizing the fair value of the stock or units, which is determined at the grant date, on a straight-line basis unless the tranche method is required.

We account for forfeitures as they occur and reverse any previously recognized stock or unit-based compensation expense for the unvested portion of the awards that were forfeited.

Earnings Per Share

We use the treasury stock method to determine the potential dilutive effect of outstanding restricted stock units and performance share units. We evaluated the potential dilutive effect of Old Atlas Class B common stock using the “if-converted” method, noting conversion of Old Atlas Class B common stock to Class A common stock would not have a dilutive impact to earnings per share. Each share of Old Atlas Class B common stock was issued in conjunction with and only as a consequence of the issuance by Atlas Operating of an Operating Unit to a securityholder other than Old Atlas. Old Atlas is a holding company the only assets of which are equity interests in Atlas Operating. For the reporting period, the earnings of Atlas Operating per unit were attributable to Old Atlas and the other Legacy Owners, as the holders of the outstanding Operating Units. Because each holder of Operating Units other than Old Atlas also held one share of Old Atlas Class B common stock, and because Old Atlas consolidated the results of operations of Atlas Operating, the earnings per Operating Unit attributable to the Legacy Owners for the reporting period were derivatively attributable to the corresponding shares of Old Atlas Class B common stock held by such Legacy Owners. For that reason, when a Legacy Owner determined to exercise its Redemption Right (as defined below in Note 8 - Stockholders' Equity) and exchange an Operating Unit (and corresponding share of Old Atlas Class B common stock), for a share of Old Atlas Class A common stock, there was not a dilutive impact to the earnings per share of the Old Atlas Class A common stock.

In connection with the Up-C Simplification, each Operating Unit issued and outstanding immediately prior to the Effective Time, other than Operating Units held by Old Atlas, was exchanged for one share of New Atlas Common Stock, and the holders of such Operating Units became stockholders of New Atlas, and all of the Old Atlas Class B common stock issued and outstanding immediately prior to the Effective Time were surrendered and cancelled for no consideration. This exchange is not expected to have a dilutive impact on the fourth quarter 2023 earnings per share. See Note 8 – Stockholders Equity – Up-C Simplification for more information.

As a result of the IPO, the presentation of earnings per share for the periods prior to the IPO is not meaningful and only earnings per share for periods subsequent to the IPO are presented herein. See Note 11 – Earnings Per Share for additional information.

Redeemable Noncontrolling Interest

We account for the Legacy Owners’ historical 42.2% economic interest in Atlas Operating through ownership of Operating Units as redeemable noncontrolling interest. The redeemable noncontrolling interest is recognized at the higher of (1) its initial fair value plus accumulated earnings associated with the redeemable noncontrolling interest or (2) the redemption value as of the balance sheet date. At September 30, 2023, the redeemable noncontrolling interest was recorded based on the redemption value as of the balance sheet date as this amount was higher than the its initial fair value plus accumulated income associated with the redeemable noncontrolling interest at September 30, 2023. The redemption amount is based on the 10-day volume-weighted average closing price of shares of Old Atlas Class A common stock at the end of the reporting period. Changes in the redemption value were recognized immediately as they occurred, as if the end of the reporting period was also the redemption date for the instrument, with an offsetting entry to retained earnings, or additional paid-in capital in the absence of retained earnings and further to accumulated deficit in the absence of additional paid in capital. For more information, refer to Note 9 - Redeemable Noncontrolling Interest.

In connection with the Up-C Simplification, each Operating Unit issued and outstanding immediately prior to the Effective Time, other than Operating Units held by Old Atlas, was exchanged for one share of New Atlas Common Stock, and the holders of such Operating Units became stockholders of New Atlas, and all of the Old Atlas Class B common stock issued and outstanding immediately prior to the Effective Time were surrendered and cancelled for no consideration. See Note 8 – Stockholders Equity – Up-C Simplification for more information.

Income Taxes

For the purposes of this discussion, references to “Atlas Inc.” are to Old Atlas for reporting periods prior to the completion of the Up-C Simplification (the “Closing”), and to New Atlas following the Closing. Atlas Inc. is a corporation and it is subject to U.S. federal, state and local income taxes. The tax implications of the Reorganization referenced in Note 1 - Business and Organization and the tax impact of the Company’s status as a taxable corporation subject to U.S. federal, state and local income taxes have been reflected in the accompanying Financial Statements.

Atlas Inc. accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled pursuant to the provisions of ASC 740, Income Taxes. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized.

Atlas Inc. computes its quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to its year-to-date income, except for discrete items. Income taxes for discrete items are computed and recorded in the period that the specific transaction occurs.

Atlas LLC, the Company’s predecessor, was organized as a limited liability company. As a limited liability company, Atlas LLC elected to be treated as a partnership for income tax purposes and, therefore, is not subject to U.S. federal income tax. Rather, the U.S. federal income tax liability with respect to the taxable income of our predecessor was passed through to its owners.

We evaluate the uncertainty in tax positions taken or expected to be taken in the course of preparing the condensed consolidated financial statements to determine whether the tax positions are more likely than not of being sustained by the applicable tax authority. However, the conclusions regarding the evaluation are subject to review and may change based on factors including, but not limited to, ongoing analysis of tax laws, regulations, and interpretations thereof. As of September 30, 2023 and December 31, 2022, we did not have any liabilities for uncertain tax positions or gross unrecognized tax benefits. Our income tax returns from 2018, 2019, 2020, 2021 and 2022 are open to examinations by U.S. federal, state or local tax authorities. We cannot predict or provide assurance as to the ultimate outcome of any existing or future examinations.

Recently Issued Accounting Pronouncements

Rate Reform – In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. In December 2022, FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU 2022-06 amended ASU 2020-04 and deferred the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. As described in Note 6 - Debt, our previous asset-based loan credit facility (the “2018 ABL Credit Facility”) was terminated on February 22, 2023. The 2018 ABL Credit Facility was our only material agreement affected by reference rate reform as of September 30, 2023. We will continue to evaluate the impact of this standard on the Financial Statements and do not believe it will have a material impact on the Financial Statements.

Financial Instruments – In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), which amended the guidance on the impairment of financial instruments. The standard added an impairment model, referred to as current expected credit loss, which is based on expected losses rather than incurred losses. The standard applies to most debt instruments, trade receivables, lease receivables, reinsurance receivables, financial guarantees and loan commitments. Under the guidance, companies are required to disclose credit quality indicators disaggregated by year of origination for a five-year period. In May 2019, ASU 2016-13 was subsequently amended by ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. The new guidance became effective for fiscal years beginning after December 15, 2022. We adopted ASU 2016-13 on January 1, 2023. ASU 2016-13 was applied using a modified retrospective approach, with a cumulative-effect adjustment to the opening balance of retained earnings as of the adoption date. We analyzed trade accounts receivable on an individual customer and overall basis through review of historical collection experience and current aging status of our customer accounts. We also consider the financial condition and economic environment of our customers in evaluating the need for an allowance. There was no material cumulative impact of adoption in the opening balance of retained earnings as of January 1, 2023. See Accounts Receivable and Allowance for Credit Losses discussed within this Note.

Note 3 – Inventories

Inventories consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$531	$290
Work-in-process	2,924	4,825
Finished goods	506	499
Inventories	$3,961	$5,614

No inventory reserve was deemed necessary as of September 30, 2023 or December 31, 2022.

Note 4 – Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Plant facilities associated with productive, depletable properties	$244,464	$243,613
Plant equipment	351,583	251,122
Land	3,009	3,009
Furniture and office equipment	2,267	1,407
Computer and network equipment	1,648	1,648
Buildings and leasehold improvements	32,382	25,402
Logistics equipment	44,647	1,591
Construction in progress	271,789	111,711
Property, plant and equipment	951,789	639,503
Less: Accumulated depreciation and depletion	(122,792)	(97,979)
Property, plant and equipment, net	$828,997	$541,524

Depreciation expense and depletion expense recognized in depreciation, depletion and accretion expense was $8.7 million and $1.5 million, respectively, for the three months ended September 30, 2023, as compared to $5.7 million and $1.4 million, respectively, for the three months ended September 30, 2022. Depreciation expense and depletion expense recognized in depreciation, depletion and accretion expense was $23.8 million and $4.4 million for the nine months ended September 30, 2023, respectively, as compared to $15.7 million and $4.0 million for the nine months ended September 30, 2022, respectively. Depreciation expense recognized in selling, general and administrative expense was $0.5 million for the three months ended September 30, 2023 as compared to $0.2 million for the three months ended September 30, 2022. Depreciation expense recognized in selling, general and administrative expense was $1.2 million for the nine months ended September 30, 2023 as compared to $0.8 million for the nine months ended September 30, 2022. We did not recognize impairment of long-lived assets or loss on disposal of assets for the three and nine months ended September 30, 2023 and 2022.

Note 5 – Leases

We have operating and finance leases primarily for office space, equipment, and vehicles. The terms and conditions for these leases vary by the type of underlying asset.

Certain leases include variable lease payments for items such as property taxes, insurance, maintenance, and other operating expenses associated with leased assets. Payments that vary based on an index or rate are included in the measurement of lease assets and liabilities at the rate as of the commencement date. All other variable lease payments are excluded from the measurement of lease assets and liabilities, and are recognized in the period in which the obligation for those payments is incurred.

The components of lease cost were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$846	$515	$4,286	$971
Interest on lease liabilities	345	167	1,742	286
Operating lease cost	289	227	823	839
Variable lease cost	160	173	458	515
Short-term lease cost	5,893	3,740	18,255	7,130
Total lease cost	$7,533	$4,822	$25,564	$9,741

Supplemental cash flow and other information related to leases were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$443	$290	$1,018	$1,016
Operating cash outflows from finance leases	$345	$167	$1,742	$286
Financing cash outflows from finance leases	$232	$310	$1,932	$703
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$—	$—	$559	$5,384
Finance leases	$4,187	$7,262	$25,063	$11,213

During the nine months ended September 30, 2022, we modified an agreement related to certain operating right-of-use assets of $1.3 million and liabilities of $1.3 million; the change in terms increased the amount, extended the term, and resulted in finance lease classification. In connection with this modification, we recognized finance lease right-of-use assets of $3.2 million and liabilities of $3.2 million. There was no gain or loss recognized as a result of these amendments.

Lease terms and discount rates as of September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023	December 31, 2022
Weighted-average remaining lease term:
Operating leases	3.9 years	4.5 years
Finance leases	3.6 years	5.3 years
Weighted-average discount rate:
Operating leases	4.6%	4.3%
Finance leases	5.0%	9.4%

Future minimum lease commitments as of September 30, 2023 are as follows (in thousands):

	Finance	Operating
Remainder of 2023	$74	$293
2024	176	1,443
2025	90	1,474
2026	90	1,414
2027	90	815
Thereafter	22	11
Total lease payments	542	5,450
Less imputed interest	52	465
Total	$490	$4,985

Supplemental balance sheet information related to our leases as of September 30, 2023 and December 31, 2022 was as follows (in thousands):

	Classification	September 30, 2023	December 31, 2022
Operating Leases
Current operating lease liabilities	Other current liabilities	$1,227	$1,082
Noncurrent operating lease liabilities	Other long-term liabilities	$3,758	$4,287
Finance Leases
Current finance lease liabilities	Other current liabilities	$208	$3,213
Noncurrent finance lease liabilities	Other long-term liabilities	$282	$16,942

On July 31, 2023, Atlas LLC entered into a credit agreement (the “2023 Term Loan Credit Agreement”) with Stonebriar, as administrative agent and initial lender, pursuant to which Stonebriar extended Atlas LLC a term loan credit facility comprising a $180.0 million single advance term loan that was made on July 31, 2023 (the “Initial Term Loan”) and commitments to provide up to $100.0 million of delayed draw term loans (collectively, the “2023 Term Loan Credit Facility”). Proceeds from the 2023 Term Loan Credit Facility were used to repay $133.4 million of 2021 Term Loan Credit Facility principal and accrued interest, terminate $42.8 million of finance lease liabilities, as well as acquire $39.5 million of finance lease assets associated with certain equipment lease arrangements with Stonebriar. There was no gain or loss recognized as a result of this transaction. See Note 6 - Debt for further discussion on the 2023 Term Loan Credit Facility.

On May 16, 2022, Atlas LLC entered into a master lease agreement with Stonebriar for the right, but not the obligation, to fund up to $70.0 million of purchases of transportation and logistics equipment. The interim financing for down payments on any purchased equipment is based on one-month SOFR, plus 8.0%. The final interest rate is set upon acceptance of the equipment based on the terms of the agreement. On July 31, 2023, in connection with entering into 2023 Term Loan Credit Agreement, all obligations under this master lease agreement were terminated, all associated assets were acquired and this master lease agreement was terminated. There was no gain or loss recognized as a result of this transaction.

On July 28, 2022, Atlas LLC entered into a master lease agreement with Stonebriar for the right, but not the obligation, to fund up to $10.0 million of purchases of dredges and related equipment. The interim financing for down payments on any purchased equipment is based on one-month SOFR, plus 8.0%. The final interest rate is set upon acceptance of the equipment based on the terms of the agreement. On July 31, 2023, in connection with entering into the 2023 Term Loan Credit Agreement, all obligations under this master lease agreement were terminated, all associated assets were acquired and this master lease agreement was terminated. There was no gain or loss recognized as a result of this transaction.

As of September 30, 2023, we had no additional leases that have not yet commenced. Certain transportation and logistics leases discussed here are a component of the purchase commitments discussed in Note 7 - Commitments and Contingencies.

Note 6 – Debt

Debt consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Term Loan Credit Facility	$180,000	$148,995
Less: Debt discount, net of accumulated amortization of $189 and $546, respectively	(7,060)	(1,254)
Less: Deferred financing fees, net of accumulated amortization of $11 and $248, respectively	(429)	(567)
Less: Current portion (a)	—	(20,586)
Long-term debt	$172,511	$126,588

(a) The current portion of long-term debt reflects payments based on the terms of the 2023 Term Loan Credit Facility and the 2021 Term Loan Credit Facility as of September 30, 2023 and December 31, 2022, respectively.

2023 Term Loan Credit Facility

On July 31, 2023, Atlas LLC entered into the 2023 Term Loan Credit Agreement.

The Initial Term Loan is payable in eighty-four consecutive monthly installments and a final payment of the remaining outstanding principal balance at maturity. The Initial Term Loan has a final maturity date of July 31, 2030 (the “Maturity Date”). The Initial Term Loan bears interest at a rate equal to 9.50% per annum.

Each delayed draw term loan under the 2023 Term Loan Credit Facility (“DDT Loans”) will be payable in equal monthly installments, with the monthly installments comprising 80% of the delayed draw term loan and a final payment of the remaining 20% of the outstanding principal balance due at maturity, unless earlier prepaid. The DDT Loans will bear interest at a rate equal to the applicable Term SOFR Rate (as defined in the 2023 Term Loan Credit Agreement) plus 5.95% per annum. All monthly installments with respect to the Initial Term Loan and the DDT Loans payable on or prior to January 1, 2025 will be interest only.

At any time prior to the Maturity Date, Atlas LLC may redeem loans outstanding under the 2023 Term Loan Credit Facility, in whole or in part, at a price equal to 100% of the principal amount being prepaid (the “Prepayment Amount”) plus a prepayment fee. The prepayment fee is equal to 8% of the Prepayment Amount for any prepayment that occurs on or prior to December 31, 2024, 4% of the Prepayment Amount for any prepayment that occurs after December 31, 2024 but on or prior to December 31, 2025, 3% of the Prepayment Amount for any prepayment that occurs after December 31, 2025 but on or prior to December 31, 2026 and 2% of the Prepayment Amount for any prepayment that occurs thereafter. Upon the maturity of the 2023 Term Loan Credit Facility, the entire unpaid principal amount of the loans outstanding thereunder, together with interest, fees and other amounts payable in connection with the facility, will be immediately due and payable without further notice or demand.

Dividends and distributions to equity holders are permitted to be made pursuant to certain limited exceptions and baskets described in the 2023 Term Loan Credit Agreement and otherwise generally subject to certain restrictions set forth in the 2023 Term Loan Credit Agreement, including the requirements that (a) no Event of Default (as defined under the 2023 Term Loan Credit Agreement) has occurred and is continuing and (b) Atlas LLC maintains at least $30.0 million of Liquidity (as defined under the 2023 Term Loan Credit Agreement) pro forma for the Restricted Payment (as defined under the 2023 Term Loan Credit Agreement).

The 2023 Term Loan Credit Facility includes certain non-financial covenants, including but not limited to restrictions on incurring additional debt and certain distributions. The 2023 Term Loan Credit Facility is subject to a maximum 4.0 to 1.0 Leverage Ratio (as defined in the 2023 Term Loan Credit Agreement) financial covenant. Such financial covenant is tested as of the last day of each fiscal quarter.

Proceeds from the 2023 Term Loan Credit Facility were used to repay outstanding indebtedness under our previous 2021 Term Loan Credit Facility with Stonebriar, to repay obligations outstanding under certain equipment lease arrangements with Stonebriar and for general corporate purposes. As of September 30, 2023, Atlas LLC was in compliance with the covenants of the 2023 Term Loan Credit Facility.

The 2023 Term Loan Credit Facility is unconditionally guaranteed, jointly and severally, by Atlas LLC and its subsidiaries and secured by substantially all of the assets of Atlas LLC and its subsidiaries. The 2023 Term Loan Credit Facility is also unconditionally guaranteed on an unsecured basis by Atlas Inc.

2023 ABL Credit Facility

On February 22, 2023, Atlas LLC, certain of its subsidiaries, as guarantors, Bank of America, N.A., as administrative agent, and certain financial institutions party thereto as lenders (the “2023 ABL Lenders”) entered into a Loan, Security and Guaranty Agreement (the “2023 ABL Credit Agreement”) pursuant to which the 2023 ABL Lenders provide revolving credit financing to the Company in an aggregate principal amount of up to $75.0 million (the “2023 ABL Credit Facility”), with Availability (as defined in the 2023 ABL Credit Agreement) thereunder subject to a “Borrowing Base” as described in the 2023 ABL Credit Agreement. The 2023 ABL Credit Facility includes a letter of credit sub-facility, which permits issuance of letters of credit up to an aggregate amount of $25.0 million. The scheduled maturity date of the 2023 ABL Credit Facility is February 22, 2028; provided that the 2023 ABL Credit Facility will mature on June 30, 2027 if any amount of the 2023 Term Loan Credit Facility that has a maturity date less than 91 days prior to February 22, 2028 is outstanding on June 30, 2027. As of September 30, 2023, Atlas LLC had no outstanding borrowings and $1.1 million outstanding letters of credit under the 2023 ABL Credit Facility.

Atlas LLC may also request swingline loans under the 2023 ABL Credit Agreement in an aggregate principal amount not to exceed $7.5 million. During the three and nine months ended September 30, 2023, Atlas LLC had no outstanding swingline loans under the 2023 ABL Credit Facility.

Borrowings under the 2023 ABL Credit Facility bear interest, at Atlas LLC’s option, at either a base rate or Term SOFR, as applicable, plus an applicable margin based on average availability as set forth in the 2023 ABL Credit Agreement. Term SOFR loans bear interest at Term SOFR for the applicable interest period plus an applicable margin, which ranges from 1.50% to 2.00% per annum based on average availability as set forth in the 2023 ABL Credit Agreement. Base rate loans bear interest at the applicable base rate, plus an applicable margin, which ranges from 0.50% to 1.00% per annum based on average availability as set forth in the 2023 ABL Credit Agreement. In addition to paying interest on outstanding principal under the 2023 ABL Credit Facility, Atlas LLC is required to pay a commitment fee which ranges from 0.375% per annum to 0.500% per annum with respect to the unutilized commitments under the 2023 ABL Credit Facility, based on the average utilization of the 2023 ABL Credit Facility. Atlas LLC is required to pay customary letter of credit fees, to the extent that one or more letter of credit is outstanding. For both the three and nine months ended September 30, 2023 and 2022, we recognized $0.1 million and $0.2 million of interest expense, unutilized commitment fees and other fees under the 2023 ABL Credit Facility, classified as interest expense.

The Borrowing Base was initially set at $75.0 million and the amount of available credit changes every month, depending on the amount of eligible accounts receivable and inventory we have available to serve as collateral. The Borrowing Base components are subject to customary reserves and eligibility criteria. As of September 30, 2023, the Borrowing Base was $75.0 million and Availability was $73.9 million.

The 2023 ABL Credit Facility requires that if Availability is less than the greater of (i) 12.50% of the Borrowing Base and (ii) $7.5 million, Atlas LLC must maintain a Fixed Charge Coverage Ratio (as defined in the 2023 ABL Credit Agreement) of at least 1.00 to 1.00 while a Covenant Trigger Period (as defined in the 2023 ABL Credit Agreement) is in effect.

Under the 2023 ABL Credit Agreement, Atlas LLC is permitted to make payments of dividends and distributions pursuant to certain limited exceptions and baskets set forth therein and otherwise generally subject to certain restrictions described therein, including that (i) no Event of Default (as defined under the 2023 ABL Credit Agreement) has occurred and is continuing, and (ii) no loans and no more than more than $7.5 million in letters of credit are outstanding, and liquidity exceeds $30.0 million at all times during the 30 days prior to the date of the dividend or distribution; provided that if any loans are outstanding or outstanding letters of credit exceed $7.5 million and no Event of Default (as defined under the 2023 ABL Credit Agreement) has occurred and is continuing, Atlas LLC is permitted to make payments of dividends and distributions subject to a minimum Fixed Charge Coverage Ratio (as defined under the 2023 ABL Credit Agreement) of 1.00 to 1.00 and satisfaction of minimum availability thresholds under the Borrowing Base (as defined under the 2023 ABL Credit Agreement), as provided under the 2023 ABL Credit Agreement. Additionally, Atlas LLC may make additional payments of dividends and distributions in qualified equity interests and may make Permitted Tax Distributions (as defined under the 2023 ABL Credit Agreement).

The 2023 ABL Credit Facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of September 30, 2023, the Company was in compliance with the covenants under the 2023 ABL Credit Facility.

The 2023 ABL Credit Facility is unconditionally guaranteed, jointly and severally, by Atlas LLC and certain of its subsidiaries and secured by substantially all of the assets of Atlas LLC and certain of its subsidiaries, excluding: OLC Kermit, LLC, OLC Monahans, LLC and Atlas OLC Employee Company, LLC.

2021 Term Loan Credit Facility

On October 20, 2021, Atlas LLC entered into the 2021 Term Loan Credit Facility with Stonebriar. The loans outstanding under the 2021 Term Loan Credit Facility bore interest at a rate of 8.47% per annum and had an initial maturity date of October 1, 2027. The 2021 Term Loan Credit Facility was unconditionally guaranteed, jointly and severally, by Atlas LLC and certain of its subsidiaries. On July 31, 2023, Atlas LLC entered into the 2023 Term Loan Credit Agreement with Stonebriar, proceeds from which were used to repay $133.4 million of 2021 Term Loan Credit Facility principal and accrued interest, repay $42.8 million of finance lease liabilities, as well as acquire $39.5 million of finance lease assets associated with certain equipment lease arrangements with Stonebriar. In connection with this refinancing, on July 31, 2023, we paid the lender a prepayment fee on the 2021 Term Loan Credit Facility of $2.6 million, a senior secured term loan fee on the 2023 Term Loan Credit Facility of $2.7 million and a delayed draw term loan fee on the 2023 Term Loan Credit Facility of $2.7 million. As this transaction was accounted for as a modification under ASC 470 - Debt, these fees paid to the lender, as well as previously unamortized debt discount and deferred financing fees associated with the 2021 Term Loan Credit Facility of $1.4 million were deferred and recorded as a direct reduction from the carrying amount of the debt obligation on the Company’s consolidated balance sheets. These deferred costs are amortized to interest expense using the effective interest method.

2018 Asset-Based Loan Credit Facility

On December 14, 2018, Atlas LLC entered into the 2018 ABL Credit Facility, which provided revolving credit financing with a borrowing capacity of up to $50.0 million. The 2018 ABL Credit Facility was unconditionally guaranteed, jointly and severally, by Atlas LLC and certain of its subsidiaries. The 2018 ABL Credit Facility was set to mature on the stated maturity date, December 14, 2023. On February 22, 2023, Atlas LLC terminated the 2018 ABL Credit Facility. Atlas LLC had no borrowings under the 2018 ABL Credit Facility. In connection with the termination, we charged the remaining balance of the deferred financing cost of $0.2 million to interest expense, net on the condensed consolidated statements of operations for the nine months ended September 30, 2023. We incurred de minimis fees associated with the termination.

Note 7 – Commitments and Contingencies

Royalty Agreements

Atlas LLC entered into a royalty agreement associated with its leased property at the Kermit facility and a mining agreement associated with its leased property at the Monahans facility, in each case, with Permian Dunes Holding Company, LLC, a related party. The royalty agreement associated with the Kermit facility terminated on the date of our IPO, pursuant to the terms of the agreement. Under the mining agreement associated with the Monahans facility, we are committed to pay royalties on product sold from that facility and are required to pay a minimum royalty of $1.0 million for any lease year following our IPO. Royalty expense associated with these agreements is recorded as the product is sold, is included in costs of sales, and totaled between 5% and 10% of cost of sales for the three and nine months ended September 30, 2023, and totaled between 10% and 15% of cost of sales for the three and nine months ended September 30, 2022.

Standby Letters of Credit

As of December 31, 2022, we had $1.1 million outstanding in standby letters of credit issued under the 2018 ABL Credit Facility. On February 22, 2023, the 2018 ABL Credit Facility was terminated and our standby letters of credit were transferred to our 2023 ABL Credit Facility. As of September 30, 2023, we had $1.1 million outstanding in standby letters of credit issued under the 2023 ABL Credit Facility.

Purchase Commitments

On March 23, 2022, we entered into an agreement to purchase transportation and logistics equipment in the amount of $5.2 million and $26.2 million in 2022 and 2023, respectively, subject to customary terms and conditions. As of September 30, 2023, we have $15.3 million outstanding under this commitment. On April 20, 2022, we entered into an agreement to purchase transportation and logistics equipment in the amount of $8.5 million and $11.9 million in 2022 and 2023, respectively, subject to customary terms and conditions. As of September 30, 2023, there was no outstanding commitment associated with this agreement. In addition, in connection with the construction of the Dune Express and construction of the second facility at the Kermit location, we enter short-term purchase obligations for products and services. We expect to use $291.2 million of the net proceeds from the IPO and cash flow from operations to fund the obligations over the next 12 to 14 months.

Litigation

We are involved in various legal and administrative proceedings that arise from time to time in the ordinary course of doing business. Some of these proceedings may result in fines, penalties or judgments being assessed against us, which may adversely affect our financial results. In addition, from time to time, we are involved in various disputes, which may or may not be settled prior to legal proceedings being instituted and which may result in losses in excess of accrued liabilities, if any, relating to such unresolved disputes. Expenses related to litigation reduce operating income. We do not believe that the outcome of any of these proceedings or disputes would have a significant adverse effect on our financial position, long-term results of operations or cash flows. It is possible, however, that charges related to these matters could be significant to our results of operations or cash flows in any single accounting period. Management is not aware of any legal, environmental or other commitments and contingencies that would have a material effect on the Financial Statements.

Note 8 – Stockholders Equity

Class A Common Stock

Old Atlas had 57,767,399 shares of Old Atlas Class A common stock outstanding as of September 30, 2023. Holders of shares of Old Atlas Class A common stock were entitled, and holders of New Atlas Common Stock are entitled, to one vote per share held of record on all matters to be voted upon by the Company’s stockholders and are entitled to ratably receive dividends when and if declared by the Company’s board of directors. Upon liquidation, dissolution, distribution of assets or other winding up, the holders of shares of Old Atlas Class A common stock were entitled, and holders of New Atlas Common Stock are entitled, to receive ratably the assets available for distribution to the stockholders after payment of liabilities and the liquidation preference of any outstanding shares of preferred stock.

Class B Common Stock

Old Atlas had 42,258,185 shares of Old Atlas Class B common stock outstanding as of September 30, 2023. Holders of shares of Class B common stock were entitled to one vote per share on all matters to be voted upon by the Old Atlas stockholders. Holders of Old Atlas Class A common stock and Old Atlas Class B common stock generally voted together as a single class on all matters presented to Old Atlas’s stockholders for their vote or approval. Holders of Old Atlas Class B common stock did not have any right to receive dividends or distributions upon a liquidation or winding up of Old Atlas. See Note 9 - Redeemable Noncontrolling Interest for more information regarding the Old Atlas Class B common stock.

Dividends and Distributions

In April 2023, Atlas Operating approved a distribution to its unitholders, Old Atlas and Holdings, in the aggregate amount of $4.1 million for the payment of estimated U.S. federal income tax obligations, as permitted by the Amended and Restated Limited Liability Company Agreement of Atlas Operating, dated as of March 8, 2023 (the “Prior Atlas Operating LLCA”). To effect the payment of the distribution, Atlas Operating made a distribution of $2.3 million to Old Atlas, which was remitted to the Internal Revenue Service. The related $1.8 million pro rata distribution was paid to Holdings.

In May 2023, Atlas Operating approved and paid a distribution of $0.15 per Operating Unit, in the aggregate amount of $15.0 million, as permitted by the Prior Atlas Operating LLCA, and the Company declared a quarterly variable dividend of $0.15 per share of Old Atlas Class A common stock. To effect the payment of the dividend, Atlas Operating paid a distribution of $0.15 per Operating Unit to each of Old Atlas and Holdings, Old Atlas used its respective distribution to fund the quarterly variable dividend paid to the holders of the Old Atlas Class A common stock, and Holdings distributed its respective distributions to certain Legacy Owners who were holders of membership interests in Holdings. Concurrently with this distribution, Atlas LLC repaid $3.8 million of the 2021 Term Loan Credit Facility at par per the terms of the 2021 Term Loan Credit Facility.

On July 31, 2023, Atlas Operating approved and paid a distribution of $0.20 per Operating Unit, in the aggregate amount of $20.0 million, as permitted by the Prior Atlas Operating LLCA, and the Company declared and paid a quarterly base dividend of $0.15 per share and a quarterly variable dividend of $0.05 per share of Old Atlas Class A common stock. The dividend and distribution, as applicable, was paid on August 17, 2023 to holders of record of Old Atlas Class A common stock and Operating Units, as applicable, as of the close of business on August 10, 2023.

In September 2023, Atlas Operating approved a distribution to its unitholders, the Company and Holdings, in the aggregate amount of $12.6 million for the payment of estimated U.S. federal income tax obligations, as permitted by the Prior Atlas Operating LLCA. To effect the payment of the distribution, Atlas Operating made a distribution of $7.2 million to the Company, which was remitted to the Internal Revenue Service. The related $5.4 million pro rata distribution was paid to Holdings.

On October 30, 2023, the Company declared a dividend of $0.20 per share (base dividend of $0.15 per share and a variable dividend of $0.05 per share) of New Atlas Common Stock. The dividend will be payable on November 16, 2023 to holders of record of New Atlas Common Stock as of the close of business on November 9, 2023.

Up-C Simplification

On October 2, 2023, Old Atlas completed the previously announced Up-C Simplification contemplated by the Master Reorganization Agreement.

Pursuant to the Master Reorganization Agreement, (a) PubCo Merger Sub merged with and into the Company, as a result of which (i) each share of Old Atlas Class A common stock then issued and outstanding was exchanged for one share of New Atlas Common Stock, (ii) all of the Old Atlas Class B common stock then issued and outstanding were surrendered and cancelled for no consideration and (iii) Old Atlas survived the PubCo Merger as a direct, wholly owned subsidiary of New Atlas; and (b) Opco Merger Sub merged with and into Atlas Operating, as a result of which (i) each Operating Unit then issued and outstanding, other than those Operating Units held by Old Atlas, was exchanged for one share of New Atlas Common Stock and (ii) Atlas Operating became a wholly owned subsidiary (partially direct and partially indirect through Old Atlas) of New Atlas.

In connection with the Up-C Simplification:

•
each share of Old Atlas Class A common stock issued and outstanding immediately prior to the Effective Time was exchanged for one share of New Atlas Common Stock and the holders of Old Atlas Class A common stock became stockholders of New Atlas;
•
all of the Old Atlas Class B common stock issued and outstanding immediately prior to the Effective Time were surrendered and cancelled for no consideration;
•
each Operating Unit issued and outstanding immediately prior to the Effective Time, other than Operating Units held by Old Atlas, was exchanged for one share of New Atlas Common Stock, and the holders of such Operating Units became stockholders of New Atlas;
•
Old Atlas continues to hold all of the issued and outstanding Operating Units it held as of immediately prior to the Effective Time, such Operating Units were otherwise unaffected by the Up-C Simplification (including the Opco Merger), and such Operating Units, together with the Operating Units received by New Atlas in connection with the Opco Merger, constitute all of the Operating Units currently issued and outstanding;
•
Old Atlas became a direct, wholly owned subsidiary of New Atlas, and all of the Old Atlas Class A common stock then held by New Atlas were recapitalized into a single share;
•
as of the Effective Time, New Atlas assumed (a) the LTIP, (b) all awards of restricted stock units and performance share units, in each case, whether vested or unvested, that were then outstanding under the LTIP, (c) the grant notices and agreements evidencing such awards, and (d) the then remaining unallocated share reserve issuable under the LTIP; and the terms and conditions that were in effect immediately prior to the Up-C Simplification under each outstanding award assumed by New Atlas continue in full force and effect after the Up-C Simplification, with certain exceptions to reflect the completion of the Up-C Simplification, such as each award denominated with reference to shares of New Atlas Common Stock instead of Old Atlas Class A common stock and the performance share unit awards being in reference to performance of New Atlas instead of performance of Old Atlas (with respect to the portion of the applicable performance period following the Up-C Simplification);
•
as of the Effective Time, (a) New Atlas assumed Old Atlas’s existing Management Change in Control Severance Plan (and each participation agreement thereunder that was then outstanding) and (b) the terms and conditions of the director compensation program applicable to members of the board of directors of Old Atlas (and any committees thereof) were applied instead to members of the board of directors of New Atlas (and any committees thereof) (and any portion of such compensation to be granted in the form of equity-based awards will be granted in awards denominated with reference to shares of New Atlas Common Stock instead of Old Atlas Class A common stock); and

•
Old Atlas changed its name from “Atlas Energy Solutions Inc.” to “AESI Holdings Inc.,” and New Atlas changed its name from “New Atlas HoldCo Inc.” to “Atlas Energy Solutions Inc.” New Atlas was approved to have the shares of New Atlas Common Stock listed on the New York Stock Exchange under the ticker symbol “AESI,” the trading symbol previously used by Old Atlas.

After completion of the Up-C Simplification, New Atlas replaced Old Atlas as the publicly held entity and, through its subsidiaries, will conduct all of the operations previously conducted by Old Atlas, and Old Atlas will remain the managing member of Atlas Operating.

The foregoing description is not complete and is qualified in its entirety by reference to the Master Reorganization Agreement, a copy of which was filed as Exhibit 2.1 to this Quarterly Report on Form 10-Q.

Note 9 – Redeemable Noncontrolling Interest

The redeemable noncontrolling interest represents the Legacy Owners’ historical 42.2% economic interest in Atlas Operating through ownership of Operating Units. In addition, the Legacy Owners historically owned all of Old Atlas’s non-economic Old Atlas Class B common stock. Each share of Old Atlas Class B common stock entitled its holder to one vote on all matters to be voted on by our stockholders, generally, but conferred no economic rights to dividends or distributions upon a liquidation or winding up of Old Atlas.

The Legacy Owners’ historical 42.2% economic interest in Atlas Operating through ownership of Operating Units is classified as redeemable noncontrolling interest on the condensed consolidated balance sheets as, pursuant to the Prior Atlas Operating LLC Agreement, holders of Operating Units had the right to cause Atlas Operating to acquire all or a portion of their Operating Units for, at Atlas Operating’s election, (i) shares of Old Atlas Class A common stock at a redemption ratio of one share of Old Atlas Class A common stock for each Operating Unit redeemed, subject to conversion rate adjustments for stock splits, stock dividends, reclassification and other similar transactions, or (ii) an equivalent amount of cash.

The redeemable noncontrolling interest is recognized at the higher of (1) its initial fair value plus accumulated earnings associated with the noncontrolling interest or (2) the redemption value as of the balance sheet date. From the date of the IPO through September 30, 2023, we recorded adjustments to the value of the redeemable noncontrolling interest as presented in the table below:

Redeemable
Noncontrolling Interest
Balance at March 13, 2023 (1)	$771,345
Net income attribution post-IPO	66,190
$0.35/unit distribution to Atlas Sand Operating, LLC unitholders	(14,998)
Other distributions to redeemable non-controlling interest unitholders	(7,158)
Redemption of operating units of Atlas Sand Operating, LLC for Class A common stock	(13,640)
Adjustment of redeemable noncontrolling interest to redemption amount (2)	185,412
Balance at September 30, 2023	$987,151
(1)
Based on the Operating Units held by the Legacy Owners who also held 42,852,499 shares of Old Atlas Class B common stock and an Old Atlas Class A common stock price of $18.00 on the date on which we consummated the IPO.
(2)
Based on the Operating Units held by the Legacy Owners who also held 42,258,185 shares of Old Atlas Class B common stock and an Old Atlas Class A common stock 10-day volume-weighted average closing price of $23.36 on September 30, 2023.

In connection with the Up-C Simplification, each Operating Unit issued and outstanding immediately prior to the Effective Time, other than Operating Units held by Old Atlas, was exchanged for one share of New Atlas Common Stock, and the holders of such Operating Units became stockholders of New Atlas, and all of the Old Atlas Class B common stock issued and outstanding immediately prior to the Effective Time were surrendered and cancelled for no consideration. See Note 8 – Stockholders Equity – Up-C Simplification for more information.

Note 10 – Stock-Based Compensation

Long Term Incentive Plan

On March 8, 2023, we adopted the LTIP for the benefit of employees, directors and consultants of the Company and its affiliates. The LTIP provides for the grant of all or any of the following types of awards: (1) incentive stock options qualified as such under U.S. federal income tax laws; (2) stock options that do not qualify as incentive stock options; (3) stock appreciation rights; (4) restricted stock awards; (5) restricted stock units (“RSUs”); (6) bonus stock; (7) dividend equivalents; (8) other stock-based awards; (9) cash awards; and (10) substitute awards. The shares to be delivered under the LTIP may be made available from (i) authorized but unissued shares, (ii) shares held as treasury stock or (iii) previously issued shares reacquired by us, including shares purchased on the open market.

In connection with the closing of the Up-C Simplification, New Atlas assumed the LTIP as well as the outstanding awards granted under the LTIP, including all awards of RSUs and performance share units, in each case, whether or not vested, that were then outstanding under the LTIP, and each (i) RSU grant notice and RSU agreement and (ii) performance share unit grant notice and performance share unit agreement, in each case, evidencing then-outstanding awards under the LTIP.

In connection with the assumption of the LTIP, the Company also assumed the remaining share reserves available for issuance under the LTIP, subject to applicable adjustments to relate to the New Atlas Common Stock. Subject to adjustment in accordance with the terms of the LTIP, 10,270,000 shares of New Atlas Common Stock have been reserved for issuance pursuant to awards under the LTIP. If an award under the LTIP is forfeited, settled for cash or expires without the actual delivery of shares, any shares subject to such award will again be available for new awards under the LTIP. The LTIP will be administered by the Compensation Committee (the “Compensation Committee”) of the board of directors of the Company (the “Board”). On September 30, 2023, 9,504,057 shares of Old Atlas Class A common stock were available for future grants. We account for the awards granted under the LTIP as compensation cost measured at the fair value of the award on the date of grant.

Restricted Stock Units

RSUs represent the right to receive shares of New Atlas Common Stock at the end of the vesting period in an amount equal to the number of RSUs that vest. The granted RSUs vest and become exercisable with respect to employees in three equal installments starting on the first anniversary of the date of grant and, with respect to directors, on the one-year anniversary of the date of grant, so long as the participant either remains continuously employed or continues to provide services to Board, as applicable. The RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases providing services to the Company prior to the date the award vests. If the participant’s employment with or service to the Company is terminated for cause or without good reason prior to the vesting of all of the RSUs, and unless such termination is a “Qualifying Termination” or due to a “Change in Control” as defined in the applicable RSU agreement, any unvested RSUs will generally terminate automatically and be forfeited without further notice and at no cost to the Company. In the event the Company declares and pays a dividend in respect of its outstanding shares of common stock and, on the record date for such dividend, the participant holds RSUs that have not been settled, we will record the amount of such dividend in a bookkeeping account and pay to the participant an amount in cash equal to the cash dividends the participant would have received if the participant was the holder of record, as of such record date, of a number of shares of common stock equal to the number of RSUs held by the participant that had not been settled as of such record date, such payment to be made on or within 60 days following the date on which such RSUs vest. The stock-based compensation expense of such RSUs was determined using the closing prices on March 13, 2023, May 22, 2023 and September 22, 2023, the dates of grant, of $15.99, $17.72 and $22.68, applied to the total number of 260,722, 28,217 and 3,197 RSUs granted, respectively. We account for forfeitures as they occur. We recognized stock-based compensation related to RSUs of $0.6 million and $1.4 million for the three and nine months ended September 30, 2023, respectively. Changes in non-vested RSUs outstanding under the LTIP during the nine months ended September 30, 2023 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	—	$—
Granted	292,136	$16.23
Vested	(25,000)	$15.99
Forfeited	—	$—
Non-vested at September 30, 2023	267,136	$16.25

There was approximately $3.4 million of unrecognized compensation expense relating to outstanding RSUs as of September 30, 2023. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.3 years.

Performance Share Units

Performance share units (“PSUs”) represent the right to receive one share of common stock multiplied by the number of PSUs that become earned, and the number of PSUs that may vest range from 0% to 200% of the Target PSUs (as defined in the Performance Share Unit Grant Agreement governing the PSUs (the “PSU Agreement”)), subject to the Compensation Committee’s discretion to increase the ultimate number of vested PSUs above the foregoing maximum level. Each PSU also includes a tandem dividend equivalent right, which is a right to receive an amount equal to the cash dividends made with respect to a share of common stock during the Performance Period (as defined in the PSU Agreement), which will be adjusted to correlate to the number of PSUs that ultimately become vested pursuant to the PSU Agreement. 490,167 PSUs (based on target) were granted on March 13, 2023 (the “2023 PSUs”). The Performance Goals (as defined in the PSU Agreement) for the 2023 PSUs are based on a combination of Return on Capital Employed (“ROCE”) and “Relative TSR” (each, as defined in the PSU Agreement), with 25% weight applied to ROCE and 75% weight applied to Relative TSR, each as measured during the three-year Performance Period ending December 31, 2025. The vesting level is calculated based on the actual total stockholder return achieved during the Performance Period. The fair value of such PSUs was determined using a Monte Carlo simulation and will be recognized over the applicable Performance Period. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award. Expected volatilities in the model were estimated using a historical period consistent with the Performance Period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant. We recognized stock-based compensation related to PSUs of $0.8 million and $2.0 million for the three and nine months ended September 30, 2023. Changes in non-vested PSUs outstanding under the LTIP during the nine months ended September 30, 2023 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	—	$—
Granted	490,167	$20.19
Vested	(584)	$20.19
Forfeited	(16,360)	$20.19
Non-vested at September 30, 2023	473,223	$20.19

There was approximately $7.7 million of unrecognized compensation expense relating to outstanding PSUs as of September 30, 2023. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of 2.3 years.

Atlas LLC Incentive Plan and ASMC Incentive Plan

Prior to the IPO closing date, the Company recognized unit-based compensation expense for awards granted under two long-term incentive plans, the Atlas Sand Management Company, LLC Long-Term Incentive Plan (the “ASMC Plan”) and the Atlas Sand Company, LLC Long-Term Incentive Plan (the “ASCo Plan”). The ASMC Plan was adopted on September 15, 2017, by ASMC for officers, employees, directors, managers and consultants of ASMC (the “ASMC Participants”). The ASCo Plan was adopted by Atlas LLC on December 15, 2017, for officers, employees, directors, managers, consultants or other advisors of Atlas LLC (the “ASCo Participants”).

On May 28, 2018, Atlas LLC adopted the Atlas Sand Company, LLC Amended and Restated Long-Term Incentive Plan that reduced the authorized available awards to be issued under the ASCo Plan from 149,425 to 100,000. The ASCo Plan consists of equity grants of Class P units made to ASCo Participants at the discretion of the plan administrator. Pursuant to the terms of the ASCo Plan, to the extent that an award is canceled, any and all Class P units that are canceled and repurchased will be available again for new awards under the ASCo Plan.

The Company has applied the guidance of FASB Interpretation 44, which establishes an accounting model whereby equity awards granted by a parent company to employees of a subsidiary are recognized in the financial statements of the subsidiary.

A summary of Atlas LLC’s Class P unit activity is as follows:

	Number of Class P Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	3,533	$151.57
Granted	—	$—
Vested	(3,533)	$151.57
Forfeited	—	$—
Non-vested at September 30, 2023	—	$—

We account for each tranche of the unit awards as compensatory awards in accordance with ASC 718, and as such, compensation expense is recognized over the service condition vesting period based on the grant date fair values using a graded vesting methodology. To determine grant date fair value, we valued these unit awards utilizing a Monte Carlo option pricing model, to take into consideration the probability of a market condition being met. This methodology involves making assumptions for the expected time to liquidity, volatility and risk-free rate.

We estimated expected volatility based on a 50/50 blend of historical and implied volatility. The risk-free interest rate is based on the yield on U.S. government bonds for a period commensurate with the expected term. The expected term is based on time to the expected exit date as of the valuation date based on the probability weighted average of exit scenario terms. We applied a discount to reflect the lack of marketability due to the absence of an active market for the units. Further, we assumed no expected dividend yield.

For the three and nine months ended September 30, 2023, we recognized no unit-based compensation expense and $0.2 million of unit-based compensation expense related to awards in the ASCo Plan, respectively, as compared to $0.1 million and $0.3 million for the three and nine months ended September 30, 2022, respectively. For the three and nine months ended September 30, 2023, the Company recognized no unit-based compensation expense and $0.1 million of unit-based compensation expense related to awards in the ASMC Plan, respectively, as compared to $0.1 million and $0.2 million for the three and nine months ended September 30, 2022, respectively.

As of September 30, 2023, there were no unrecognized unit-based compensation expense amounts related to the ASCo Plan and ASMC Plan.

Note 11 – Earnings per Share

Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period. Diluted earnings per share measures the performance of an entity over the reporting period while giving effect to all potentially dilutive shares of common stock that were outstanding during the period. The Company uses the treasury stock method to determine the potential dilutive effect of vesting of its outstanding RSUs and PSUs. The Company does not use the two-class method as the Old Atlas Class B common stock, the unvested RSUs, and PSU awards are nonparticipating securities. The issuance of Old Atlas Class A common stock in exchange for Operating Units held by the Legacy Owners (and their corresponding shares of Old Atlas Class B common stock) did not have a dilutive effect on EPS and was not recognized in dilutive earnings per share calculations as of September 30, 2023. Please see Note 2 - Summary of Significant Accounting Policies -Earnings Per Share for more information. There were no shares of Old Atlas Class A common stock or Old Atlas Class B common stock outstanding for the three and nine months ended September 30, 2022, and therefore no earnings per share information has been presented for those periods.

For the three and nine months ended September 30, 2023, the Company’s EPS calculation includes only its share of net income for the period subsequent to the IPO, and omits income prior to the IPO. In addition, the basic weighted average shares outstanding calculation is based on the actual days during which the shares were outstanding date of our IPO through September 30, 2023.

The following table reflects the allocation of net income to common stockholders and EPS computations for the period indicated based on a weighted average number of shares of common stock outstanding for the period:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2023	2023
Numerator:
Net income	$56,327	$190,443
Less: Pre-IPO net income attributable to Atlas Sand Company, LLC	-	54,561
Less: Net income attributable to redeemable noncontrolling interest	26,887	66,190
Net income attributable to Atlas Energy Solutions Inc.	$29,440	$69,692
Denominator:
Basic weighted average shares outstanding	57,237	57,189
Dilutive potential of restricted stock units	110	77
Dilutive potential of performance share units	581	480
Diluted weighted average shares outstanding (1)	$57,928	$57,746

Basic EPS attributable to Old Atlas Class A common stockholders	$0.51	$1.22
Diluted EPS attributable to Old Atlas Class A common stockholders (1)	$0.51	$1.21
(1) Shares of Old Atlas Class A common stock issued in exchange for Operating Units did not have a dilutive effect on EPS and were not included in the EPS calculation.

Note 12 – Income Taxes

The Company’s predecessor, Atlas LLC, is a limited liability company that elected to be treated as a partnership for income tax purposes and, therefore, is not subject to U.S. federal income tax. Rather, the U.S. federal income tax liability with respect to the taxable income of Atlas LLC is passed through to its owners. However, Atlas LLC’s operations located in Texas are subject to an entity-level tax, the Texas margin tax, at a statutory rate of up to 0.75% of income that is apportioned to Texas. The tax expense or benefit associated with the interim period is computed using the most recent estimated tax rate applied to the year-to-date revenues less cost of sales.

Atlas Inc. is a corporation and is subject to U.S. federal, state and local income taxes. In March 2023, Atlas Inc. completed its initial public offering of 18,000,000 shares of Old Atlas Class A common stock at a price to the public of $18.00 per share. The tax implications of the Reorganization, the IPO and the tax impact of Atlas Inc.’s status as a taxable corporation subject to U.S. federal income tax have been reflected in the accompanying Financial Statements. On March 13, 2023, the date on which we closed the IPO, a corresponding deferred tax liability of approximately $27.5 million was recorded associated with the differences between the tax and book basis of the investment in Atlas LLC. The offset of the deferred tax liability was recorded to additional paid-in capital.

The effective combined U.S. federal and state income tax rate for the three and nine months ended September 30, 2023 was 9.7%. During the three and nine months ended September 30, 2023, we recognized an income tax expense of $7.6 million and $20.4 million, respectively. Total income tax expense for the three and nine months ended September 30, 2023 differed from amounts computed by applying the U.S. federal statutory tax rate of 21% due to the net income attributable to Atlas LLC prior to the date of our IPO, net income attributable to noncontrolling interest subsequent to the IPO, and state taxes (net of the anticipated federal benefit). During the three and nine months ended September 30, 2022, we recognized an income tax expense of $0.6 million and $1.4 million, respectively.

Note 13 – Related-Party Transactions

Brigham Oil & Gas, LLC

Atlas LLC has sold proppant to a customer, Brigham Oil & Gas, LLC (“Brigham Oil & Gas”), which is controlled by our Executive Chairman and Chief Executive Officer, Bud Brigham. For the three and nine months ended September 30, 2023 and 2022, the Company made no sales to this related party. As of September 30, 2023 and December 31, 2022, we had no outstanding accounts receivable and $0.9 million outstanding accounts receivable with Brigham Oil & Gas, respectively.

Brigham Land Management LLC

Brigham Land Management LLC (“Brigham Land”) provides us with landman services for certain of our projects and initiatives. The services are provided on a per hour basis at market prices. Brigham Land is owned and controlled by Vince Brigham, an advisor to the Company and the brother of our Executive Chairman and Chief Executive Officer, Bud Brigham. For the three and nine months ended September 30, 2023, we made aggregate payments to Brigham Land equal to approximately $0.3 million and $0.8 million, respectively. For the three and nine months ended September 30, 2022, we made aggregate payments to Brigham Land equal to approximately $0.3 million and $0.8 million, respectively. As of September 30, 2023 and December 31, 2022, our outstanding accounts payable to Brigham Land was $0.1 million and $0.1 million, respectively.

Brigham Earth, LLC

Brigham Earth, LLC (“Brigham Earth”) provides us with professional and consulting services as well as access to certain information and software systems. Brigham Earth is owned and controlled by our Executive Chairman and Chief Executive Officer, Bud Brigham. For the three and nine months ended September 30, 2023, our aggregate payments to Brigham Earth for these services were de minimus and approximately $0.2 million, respectively. For the three and nine months ended September 30, 2022, we made aggregate payments to Brigham Earth for these services equal to approximately $0.2 million and $0.6 million, respectively. As of September 30, 2023 and December 31, 2022, we had de minimis accounts payable and $0.1 million outstanding accounts payable to Brigham Earth, respectively.

Anthem Ventures, LLC

Anthem Ventures, LLC (“Anthem Ventures”) provides us with transportation services. Anthem Ventures is owned and controlled by our Executive Chairman and Chief Executive Officer, Bud Brigham. For the three and nine months ended September 30, 2023, our aggregate payments to Anthem Ventures for these services were de minimus and approximately $0.2 million, respectively. For the three and nine months ended September 30, 2022, we made de minimis aggregate payments to Anthem Ventures for these services. As of September 30, 2023 and December 31, 2022, we had $0.1 million outstanding accounts payable and no outstanding accounts payable balance with Anthem Ventures.

In a Good Mood

In a Good Mood, LLC (“In a Good Mood”) provides the Company with access, at cost, to reserved space in the Moody Center in Austin, Texas for concerts, sporting events and other opportunities as a benefit to our employees and for business entertainment. In a Good Mood is owned and controlled by our Executive Chairman and Chief Executive Officer, Bud Brigham. For the three and nine months ended September 30, 2023 and 2022, we made $0.1 million of payments to In a Good Mood for these services. As of September 30, 2023 and December 31, 2022, we did not have an outstanding accounts payable balance with this related party.

Permian Dunes Holding Company, LLC

Refer to Note 7 – Commitments and contingencies for disclosures related to the Company’s royalty agreement and mining agreement with Permian Dunes Holding Company, LLC, a related party.

Reorganization

Refer to Note 1 – Business and Organization for disclosures related to the Company’s transactions with affiliates including entities controlled by Bud Brigham.

Registration Rights Agreement

In connection with the closing of the IPO, we entered into a registration rights agreement with certain Legacy Owners (the “Original Registration Rights Agreement”) covering, in the aggregate, approximately 38.4% of the Old Atlas Class A and Class B common stock on a combined basis. Pursuant to the Original Registration Rights Agreement, we agreed to register under the U.S. federal securities laws the offer and resale of shares of Old Atlas Class A common stock (including shares issued in connection with any redemption of Operating Units) by such Legacy Owners or certain of their respective affiliates or permitted transferees under the Original Registration Rights Agreement. These registration rights will be subject to certain conditions and limitations.

On October 2, 2023, the Company entered into an amended and restated registration rights agreement (the “A&R Registration Rights Agreement”) with New Atlas and certain stockholders identified on the signature pages thereto. The A&R Registration Rights Agreement was entered into in order to, among other things, provide for the assumption of Old Atlas’s obligations thereunder by New Atlas. The A&R Registration Rights Agreement is substantially similar to the Original Registration Rights Agreement, but contains certain administrative and clarifying changes to reflect the transition from a dual class capital structure to a single class of common stock. We will generally be obligated to pay all registration expenses in connection with these registration obligations, regardless of whether a registration statement is filed or becomes effective.

The foregoing description does not purport to be complete and is qualified in Its entirety by reference to the full text of the A&R Registration Rights Agreement, which is attached as Exhibit 4.1 to this Report.

Stockholders’ Agreement

In connection with the closing of the IPO, we entered into a stockholders’ agreement (the “Original Stockholders’ Agreement”) with certain of our Legacy Owners (the “Principal Stockholders”). Among other things, the Original Stockholders’ Agreement provides our Executive Chairman and Chief Executive Officer, Bud Brigham, the right to designate a certain number of nominees for election or appointment to our Board as described below according to the percentage of common stock held by such Principal Stockholders.

Pursuant to the Original Stockholders’ Agreement, we will be required to take all necessary actions, to the fullest extent permitted by applicable law (including with respect to any fiduciary duties under Delaware law), to cause the election or appointment of the nominees designated by Mr. Brigham or his affiliates, and each of the Principal Stockholders will agree to cause its respective shares of common stock to be voted in favor of the election of each of the nominees designated by Mr. Brigham or his affiliates. Mr. Brigham or his affiliates will be entitled to designate the replacement for any of his respective board designees whose board service terminates prior to the end of such director’s term.

In addition, the Original Stockholders’ Agreement provides that for so long as Mr. Brigham or any of his affiliates is entitled to designate any members of our Board, we will be required to take all necessary actions to cause each of the audit committee, compensation committee and nominating and governance committee of our Board to include in its membership at least one director designated by Mr. Brigham or his affiliates, except to the extent that such membership would violate applicable securities laws or stock exchange rules.

Furthermore, so long as the Principal Stockholders collectively beneficially own at least a majority of the outstanding shares of our common stock, we have agreed not to take, and will cause our subsidiaries not to take, the following actions (or enter into an agreement to take such actions) without the prior consent of Mr. Brigham or his affiliates, subject to certain exceptions:

•
adopting or proposing any amendment, modification or restatement of or supplement to our certificate of incorporation or bylaws;
•
increasing or decreasing the size of our Board; or
•
issuing any equity securities that will rank senior to our common stock as to voting rights, dividend rights or distributions rights upon liquidation, winding up or dissolution of the Company.

On October 2, 2023, Old Atlas entered into an amended and restated stockholders’ agreement (the “A&R Stockholders’ Agreement”) with New Atlas and certain of the Principal Stockholders. The A&R Stockholders’ Agreement was entered into in order to, among other things, provide for the assumption of Old Atlas’s obligations thereunder by New Atlas. The A&R Stockholders’ Agreement is substantially similar to the Original Stockholders’ Agreement, but contains certain administrative and clarifying changes to reflect the transition from a dual class capital structure to a single class of common stock.

The foregoing description is not complete and is qualified in its entirety by reference to the full text of the A&R Stockholders’ Agreement, which is attached as Exhibit 10.1 to this Report.

Up-C Simplification

Refer to Note 1 – Business and Organization and Note 8 – Stockholders Equity for disclosures related to the Company’s Up-C Simplification.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the financial statements and related notes presented in this Quarterly Report on Form 10-Q (this “Report”), as well as our audited financial statements and notes thereto included in our prospectus, dated September 11, 2023, filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), on September 12, 2023 in connection with our Up-C Simplification transaction (as defined herein) (our “Up-C Simplification Prospectus”).

Unless the context otherwise requires, references to “New Atlas” are to Atlas Energy Solutions Inc. following the completion of the Up-C Simplification (the “Closing”), references to “Old Atlas” are to Atlas Energy Solutions Inc. prior to the Closing, references to “Atlas Inc.” are to Old Atlas for reporting periods prior to the Closing and to New Atlas following the Closing, and references to the “Company,” “we,” “us,” and like expressions are to Atlas Inc. together with its subsidiaries, including Atlas Sand Company, LLC (“Atlas LLC”), the predecessor of Old Atlas. References to “Atlas Operating” are to Atlas Sand Operating, LLC, the operating subsidiary of Atlas Inc. and the direct parent company of Atlas LLC.

Cautionary Note Regarding Forward-Looking Statements

This Report contains forward-looking statements that are subject to risks and uncertainties. All statements, other than statements of historical fact included in this Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Report, the words “may,” “forecast,” “continue,” “could,” “would,” “will,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the section titled “Risk Factors” included in this Report. By their nature, forward-looking statements involve known and unknown risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Although we believe that the forward-looking statements contained in this Report are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:

•
higher than expected costs to operate our proppant production and processing facilities and develop the Dune Express (as defined below);
•
the amount of proppant we are able to produce, which could be adversely affected by, among other things, operating difficulties and unusual or unfavorable geologic conditions;
•
the volume of proppant we are able to sell and our ability to enter into supply contracts for our proppant on acceptable terms;
•
the prices we are able to charge, and the margins we are able to realize, from our proppant sales;
•
the demand for and price of proppant, particularly in the Permian Basin;
•
the success of our electric dredging transition efforts;
•
fluctuations in the demand for certain grades of proppant;
•
the domestic and foreign supply of and demand for oil and natural gas;
•
the effects of actions by, or disputes among or between, members of the Organization of Petroleum Exporting Countries and other oil producing nations (together, “OPEC+”) with respect to production levels or other matters related to the prices of oil and natural gas;
•
changes in the price and availability of natural gas, diesel fuel or electricity that we use as fuel sources for our proppant production facilities and related equipment;
•
the availability of capital and our liquidity;
•
the level of competition from other companies;
•
pending legal or environmental matters;
•
changes in laws and regulations (or the interpretation thereof) or increased public scrutiny related to the proppant production and oil and natural gas industries, silica dust exposure or the environment;
•
facility shutdowns in response to environmental regulatory actions;
•
technical difficulties or failures;

•
liability or operational disruptions due to pit-wall or pond failure, environmental hazards, fires, explosions, chemical mishandling or other industrial accidents;
•
unanticipated ground, grade or water conditions;
•
inability to obtain government approvals or acquire or maintain necessary permits or mining, access or water rights;
•
changes in the price and availability of transportation services;
•
inability of our customers to take delivery;
•
difficulty collecting on accounts receivable;
•
the level of completion activity in the oil and natural gas industry;
•
inability to obtain necessary production equipment or replacement parts;
•
the amount of water available for processing;
•
any planned or future expansion projects or capital expenditures;
•
our ability to finance equipment, working capital and capital expenditures;
•
inability to successfully grow organically, including through future land acquisitions;
•
inaccuracies in estimates of volumes and qualities of our frac sand reserves;
•
failure to meet our minimum delivery requirements under our supply agreements;
•
material nonpayment or nonperformance by any of our significant customers;
•
development of either effective alternative proppants or new processes that replace hydraulic fracturing;
•
our ability to borrow funds and access the capital markets;
•
our ability to comply with covenants contained in our debt instruments;
•
the severity, operational challenges and duration of the ongoing COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges, protecting the health and well-being of our employees, remote work arrangements, performance of contracts and supply chain disruptions, which have caused economic slowdowns and interruptions to our and our customers’ operations;
•
the potential deterioration of our customers’ financial condition, including defaults resulting from actual or potential insolvencies;
•
changes in global political or economic conditions, including sustained inflation as well as financial market instability or disruptions to the banking system due to bank failures, particularly in light of the recent events that have occurred with respect to Silicon Valley Bank and Signature Bank and associated changes in monetary policy, both generally and in the markets we serve;
•
the impact of geopolitical developments and tensions, war and uncertainty in oil-producing countries (including the invasion of Ukraine by Russia and the Israel-Hamas war and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy);
•
health epidemics, such as the ongoing COVID-19 pandemic, natural disasters or inclement or hazardous weather conditions, including but not limited to cold weather, droughts, flooding, tornadoes and the physical impacts of climate change;
•
physical, electronic and cybersecurity breaches;
•
the effects of litigation;
•
plans, objectives, expectations and intentions described in this Report that are not historical; and
•
other factors discussed elsewhere in this Report, including in the section titled “Item 1A. Risk Factors.”

We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, the risks described under the section titled “Item 1A. Risk Factors” in this Report and the risk factors disclosed under the heading “Risk Factors” included in our Up-C Simplification Prospectus.

You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Report. Should one or more of the risks or uncertainties described in this Report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. All forward-looking statements, expressed or implied, included in this Report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements to reflect events or circumstances after the date of this Report.

Overview

We are a low-cost producer of high-quality, locally sourced 100 mesh and 40/70 sand used as a proppant during the well completion process. Proppant is necessary to facilitate the recovery of hydrocarbons from oil and natural gas wells. One hundred percent of Atlas LLC’s sand reserves are located in Winkler and Ward Counties, Texas, within the Permian Basin and operations consist of proppant production and processing facilities, including one facility near Kermit, Texas (the “Kermit facility”), a second facility under development at the Kermit location, and a third facility near Monahans, Texas (the “Monahans facility”). As of September 30, 2023, our Kermit and Monahans facilities have a total combined annual production capacity in excess of 10.0 million tons.

We also operate a logistics platform that is designed to increase the efficiency, safety and sustainability of the oil and natural gas industry within the Permian Basin. This includes our fleet of fit-for-purpose trucks and trailers and will include the Dune Express, an overland conveyor infrastructure solution currently under construction.

Our Predecessor

The predecessor of Atlas Inc. consists of Atlas LLC and certain of its wholly owned subsidiaries: Atlas Sand Employee Holding Company, LLC; Atlas Sand Employee Company, LLC; Atlas OLC Employee Company, LLC; Atlas Construction Employee Company, LLC; Fountainhead Logistics Employee Company, LLC; Atlas Sand Construction, LLC; OLC Kermit, LLC; OLC Monahans, LLC; and Fountainhead Logistics, LLC on a consolidated basis (which we refer to collectively as “Atlas Predecessor”). Historical periods for Atlas Predecessor are presented on a consolidated basis given the common control ownership. Unless otherwise indicated, the historical consolidated financial information included in this Report presents the historical financial information of Atlas Predecessor. Historical consolidated financial information is not indicative of the results that may be expected in any future periods.

Recent Developments

Initial Public Offering

On March 13, 2023, Atlas Inc. completed its initial public offering of 18.0 million shares of its Class A common stock, par value $0.01 per share (the “Old Atlas Class A common stock”) at a price to the public of $18.00 per share (the “IPO”). The IPO generated combined net proceeds of $291.2 million, after deducting underwriter discounts and commissions and estimated offering costs.

Reorganization

Pursuant to a master reorganization agreement dated March 8, 2023, by and among Atlas Inc., Atlas Operating, Atlas LLC, Atlas Sand Management Company, LLC, a Texas limited liability company (“ASMC”), Atlas Sand Holdings, LLC, a Delaware limited liability company (“Holdings”), Atlas Sand Holdings II, LLC, a Delaware limited liability company (“Holdings II”), Atlas Sand Management Company II, LLC, a Delaware limited liability company (“ASMC II”), and Atlas Sand Merger Sub, LLC, a Delaware limited liability company (“Merger Sub”), the Company and the parties thereto completed certain restructuring transactions (the “Reorganization”) in connection with the IPO. As part of the Reorganization:

•
Merger Sub merged with and into Atlas LLC, with Atlas LLC surviving as a wholly owned subsidiary of Atlas Operating;
•
Holdings, Holdings II and ASMC II were formed (collectively with ASMC, the “HoldCos”), through which certain holders who previously held membership interests in Atlas LLC (the “Legacy Owners”) were issued the membership interests in Atlas Operating, as represented by a single class of common units (“Operating Units”);
•
certain Legacy Owners, through the HoldCos, transferred all or a portion of their Operating Units and voting rights, as applicable, in Atlas Operating to Old Atlas in exchange for an aggregate of 39,147,501 shares of Old Atlas Class A common stock and, in the case of Legacy Owners that continued to hold Operating Units through the HoldCos, an aggregate of 42,852,499 shares of Class B common stock, par value $0.01 per share, of the Company (the “Old Atlas Class B common stock,” and together with the Old Atlas Class A common stock, the “Old Atlas common stock”), so that such Legacy Owners that continued to hold Operating Units also held, through the HoldCos, one share of Old Atlas Class B common stock for each Operating Unit held by them;

•
the 1,000 shares of Old Atlas Class A common stock issued to Atlas LLC at the formation of Old Atlas were redeemed and canceled for nominal consideration; and
•
Old Atlas contributed all of the net proceeds received by it in the IPO to Atlas Operating in exchange for a number of Operating Units (such that the total number of Operating Units held by Old Atlas equaled the number of shares of Old Atlas Class A common stock outstanding after the IPO), and Atlas Operating further contributed the net proceeds received to Atlas LLC.

On September 13, 2023, we distributed the Operating Units and shares of Old Atlas common stock previously held by the HoldCos to the Legacy Owners in accordance with the distribution provisions of each respective HoldCo operating agreement. Immediately following the distribution, the Legacy Owners held shares of Old Atlas Class A common stock or Old Atlas Class B common stock (and corresponding Operating Units) directly.

2023 Term Loan Credit Facility

On July 31, 2023, Atlas LLC entered into a credit agreement (the “2023 Term Loan Credit Agreement”) with Stonebriar Commercial Finance LLC (“Stonebriar”), as administrative agent and initial lender, pursuant to which Stonebriar extended Atlas LLC a term loan credit facility comprised of a $180.0 million single advance term loan that was made on July 31, 2023 (the “Initial Term Loan”) and commitments to provide up to $100.0 million of delayed draw term loans (collectively, the “2023 Term Loan Credit Facility”).

The Initial Term Loan is payable in eighty-four consecutive monthly installments and a final payment of the remaining outstanding principal balance at maturity. The Initial Term Loan has a final maturity date of July 31, 2030 (the “Maturity Date”). The Initial Term Loan bears interest at a rate equal to 9.50% per annum.

Each delayed draw term loan under the 2023 Term Loan Credit Facility (“DDT Loans”) will be payable in equal monthly installments, with the monthly installments comprising 80% of the DDT Loan and a final payment of the remaining 20% of the outstanding principal balance due at maturity, unless earlier prepaid. The DDT Loans will bear interest at a rate equal to the applicable Term SOFR Rate (as defined in the 2023 Term Loan Credit Agreement) plus 5.95% per annum. All monthly installments with respect to the Initial Term Loan and the DDT Loans payable on or prior to January 1, 2025 will be interest only.

At any time prior to the Maturity Date, Atlas LLC may redeem loans outstanding under the 2023 Term Loan Credit Facility, in whole or in part, at a price equal to 100% of the principal amount being prepaid (the “Prepayment Amount”) plus a prepayment fee. The prepayment fee is 8% of the Prepayment Amount for any prepayment that occurs on or prior to December 31, 2024, 4% of the Prepayment Amount for any prepayment that occurs after December 31, 2024 but on or prior to December 31, 2025, 3% of the Prepayment Amount for any prepayment that occurs after December 31, 2025 but on or prior to December 31, 2026 and 2% of the Prepayment Amount for any prepayment that occurs thereafter. Upon the maturity of the 2023 Term Loan Credit Facility, the entire unpaid principal amount of the loans outstanding thereunder, together with interest, fees and other amounts payable in connection with the facility, will be immediately due and payable without further notice or demand.

Dividends and distributions to equity holders are permitted to be made pursuant to certain limited exceptions and baskets described in the 2023 Term Loan Credit Agreement and otherwise generally subject to certain restrictions set forth in the 2023 Term Loan Credit Agreement, including the requirements that (a) no Event of Default (as defined under the 2023 Term Loan Credit Agreement) has occurred and is continuing and (b) Atlas LLC maintains at least $30.0 million of Liquidity (as defined under the 2023 Term Loan Credit Agreement) pro forma for the Restricted Payment (as defined under the 2023 Term Loan Credit Agreement).

The 2023 Term Loan Credit Facility includes certain non-financial covenants, including but not limited to restrictions on incurring additional debt and certain distributions. The 2023 Term Loan Credit Facility is subject to a maximum 4.0 to 1.0 Leverage Ratio (as defined in the 2023 Term Loan Credit Agreement) financial covenant. Such financial covenant is tested as of the last day of each fiscal quarter.

Proceeds from the 2023 Term Loan Credit Facility were used to repay outstanding indebtedness under our previous 2021 Term Loan Credit Facility with Stonebriar, to repay obligations outstanding under certain equipment lease arrangements with Stonebriar and for general corporate purposes.

The 2023 Term Loan Credit Facility is unconditionally guaranteed, jointly and severally, by Atlas LLC and its subsidiaries and secured by substantially all of the assets of Atlas LLC and its subsidiaries. The 2023 Term Loan Credit Facility is also unconditionally guaranteed on an unsecured basis by Atlas Inc.

Up-C Simplification

On October 2, 2023, the Company completed the previously announced Up-C Simplification (as defined below) contemplated by the Master Reorganization Agreement (the “Master Reorganization Agreement”), dated as of July 31, 2023, by and among Old Atlas, Atlas Energy Solutions Inc. (f/k/a New Atlas HoldCo Inc.), a Delaware corporation (i.e., “New Atlas”), Atlas Operating, AESI Merger Sub Inc., a Delaware corporation (“PubCo Merger Sub”), Atlas Operating Merger Sub, LLC, a Delaware limited liability company (“Opco Merger Sub” and, together with PubCo Merger Sub, the “Merger Subs”), and Atlas Sand Holdings, LLC, a Delaware limited liability company (“Holdings”), in order to, among other things, reorganize under a new public holding company (the “Up-C Simplification”).

Pursuant to the Master Reorganization Agreement, (a) PubCo Merger Sub merged with and into Old Atlas (the “PubCo Merger”), as a result of which (i) each share of Old Atlas Class A common stock then issued and outstanding was exchanged for one share of common stock of New Atlas, par value $0.01 per share (the “New Atlas Common Stock”), (ii) all of the shares of Old Atlas Class B common stock then issued and outstanding were surrendered and cancelled for no consideration and (iii) Old Atlas survived the PubCo Merger as a direct, wholly owned subsidiary of New Atlas; and (b) Opco Merger Sub merged with and into Atlas Operating (the “Opco Merger” and, together with the PubCo Merger, the “Mergers”), as a result of which (i) each common unit of Atlas Operating (“Operating Unit”) then issued and outstanding, other than those Operating Units held by Old Atlas, was exchanged for one share of New Atlas Common Stock and (ii) Atlas Operating became a wholly owned subsidiary (partially direct and partially indirect through Old Atlas) of New Atlas.

In connection with the Up-C Simplification:

•
each share of Old Atlas Class A common stock issued and outstanding immediately prior to the effective time of the Mergers (the “Effective Time”) was exchanged for one share of New Atlas Common Stock and the holders of Old Atlas Class A common stock became stockholders of New Atlas;
•
all of the Old Atlas Class B common stock issued and outstanding immediately prior to the Effective Time were surrendered and cancelled for no consideration;
•
each Operating Unit issued and outstanding immediately prior to the Effective Time, other than Operating Units held by Old Atlas, was exchanged for one share of New Atlas Common Stock, and the holders of such Operating Units became stockholders of New Atlas;
•
Old Atlas continues to hold all of the issued and outstanding Operating Units it held as of immediately prior to the Effective Time, such Operating Units were otherwise unaffected by the Reorganization (including the Opco Merger), and such Operating Units, together with the Operating Units received by New Atlas in connection with the Opco Merger, constitute all of the Operating Units currently issued and outstanding;
•
Old Atlas became a direct, wholly owned subsidiary of New Atlas, and all of the Old Atlas Class A common stock then held by New Atlas were recapitalized into a single share;
•
as of the Effective Time, New Atlas assumed (a) the Atlas Energy Solutions Inc. Long Term Incentive Plan (the “LTIP”), (b) all awards of restricted stock units (“RSUs”) and performance share units (“PSUs”), in each case, whether vested or unvested, that were then outstanding under the LTIP, (c) the grant notices and agreements evidencing such awards, and (d) the then remaining unallocated share reserve issuable under the LTIP; and the terms and conditions that were in effect immediately prior to the Up-C Simplification under each outstanding award assumed by New Atlas continue in full force and effect after the Up-C Simplification, with certain exceptions to reflect the completion of the Up-C Simplification, such as each award denominated with reference to shares of New Atlas Common Stock instead of Old Atlas Class A common stock and the PSU awards being in reference to performance of New Atlas instead of performance of Old Atlas (with respect to the portion of the applicable performance period following the Up-C Simplification);
•
as of the Effective Time, (a) New Atlas assumed Old Atlas’s existing Management Change in Control Severance Plan (and each participation agreement thereunder that was then outstanding) and (b) the terms and conditions of the director compensation program applicable to members of the board of directors of Old Atlas (and any committees thereof) were applied instead to members of the board of directors of New Atlas (and any committees thereof) (and any portion of such compensation to be granted in the form of equity-based awards will be granted in awards denominated with reference to shares of New Atlas Common Stock instead of Old Atlas Class A common stock); and
•
Old Atlas changed its name from “Atlas Energy Solutions Inc.” to “AESI Holdings Inc.,” and New Atlas changed its name from “New Atlas HoldCo Inc.” to “Atlas Energy Solutions Inc.” New Atlas was approved to have the shares of New Atlas Common Stock listed on the New York Stock Exchange under the ticker symbol “AESI,” the trading symbol previously used by Old Atlas.

After completion of the Up-C Simplification, New Atlas replaced Old Atlas as the publicly held entity and, through its subsidiaries, will conduct all of the operations previously conducted by Old Atlas, and Old Atlas will remain the managing member of Atlas Operating.

The foregoing description is not complete and is qualified in its entirety by reference to the Master Reorganization Agreement, a copy of which was filed as Exhibit 2.1 to this Report.

Amended and Restated Registration Rights Agreement

On October 2, 2023, Old Atlas entered into an amended and restated registration rights agreement (the “A&R Registration Rights Agreement”) with New Atlas and certain stockholders identified on the signature pages thereto. Pursuant to the A&R Registration Rights Agreement, New Atlas agreed to register the sale of shares of New Atlas Common Stock under certain circumstances, as described below. The A&R Registration Rights Agreement was entered into in order to, among other things, provide for the assumption of Old Atlas’s obligations thereunder by New Atlas. The A&R Registration Rights Agreement is substantially similar to the Registration Rights Agreement, dated March 8, 2023, by and among Old Atlas and the signatories thereto, but contains certain administrative and clarifying changes to reflect the transition from a dual class capital structure to a single class of common stock.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the full text of the A&R Registration Rights Agreement, which is attached as Exhibit 4.1 to this Report.

Amended and Restated Stockholders’ Agreement

On October 2, 2023, Old Atlas entered into an amended and restated stockholders’ agreement (the “A&R Stockholders’ Agreement”) with New Atlas and certain stockholders identified on the signature pages thereto (the “Principal Stockholders”). The A&R Stockholders’ Agreement was entered into in order to, among other things, provide for the assumption of Old Atlas’s obligations thereunder by New Atlas. The A&R Stockholders’ Agreement is substantially similar to the Stockholders’ Agreement, dated March 8, 2023 by and among Old Atlas and the signatories thereto, but contains certain administrative and clarifying changes to reflect the transition from a dual class capital structure to a single class of common stock.

The foregoing description is not complete and is qualified in its entirety by reference to the full text of the A&R Stockholders’ Agreement, which is attached as Exhibit 10.1 to this Report.

Amended and Restated Limited Liability Company Agreement of Atlas Sand Operating, LLC

On October 2, 2023, in connection with the Up-C Simplification, the members of Atlas Operating entered into the Second Amended and Restated Limited Liability Company Agreement of Atlas Sand Operating, LLC (the “2nd A&R Atlas Operating LLCA”) to reflect the receipt by New Atlas of Operating Units in the Opco Merger and the admission of New Atlas as a member of Atlas Operating and to provide for the governance of Atlas Operating following the Up-C Simplification.

The foregoing description is not complete and is qualified in its entirety by reference to the full text of the 2nd A&R Atlas Operating LLCA, which is attached as Exhibit 10.2 to this Report.

Dividends and Distributions

On July 31, 2023, Atlas Operating approved and paid a distribution of $0.20 per Operating Unit, in the aggregate amount of $20.0 million, as permitted by the Amended and Restated Limited Liability Company Agreement of Atlas Operating, dated as of March 8, 2023 (the “Prior Atlas Operating LLCA”), and the Company declared and paid a quarterly base dividend of $0.15 per share and a quarterly variable dividend of $0.05 per share of Old Atlas Class A common stock. The dividend and distribution, as applicable, was paid on August 17, 2023 to holders of record of Old Atlas Class A common stock and Operating Units, as applicable, as of the close of business on August 10, 2023.

On October 30, 2023, the Company declared a dividend of $0.20 per share (base dividend of $0.15 per share and a variable dividend of $0.05 per share) of New Atlas Common Stock. The dividend will be payable on November 16, 2023 to holders of record of New Atlas Common Stock as of the close of business on November 9, 2023.

Recent Trends and Outlook

Commodity prices increased during the third quarter of 2023 driven by record global oil demand, OPEC+ production cuts and a continual decline in global oil inventories. During the third quarter of 2023, the price for West Texas Intermediate (“WTI”) crude oil averaged $82.22 per barrel (“Bbl”), as compared to $73.67 per Bbl during the second quarter of 2023, representing an increase of more than 10%. Despite a higher commodity price environment, the Permian basin drilling rig count declined by 29 rigs, ending the period at 312 rigs.

Global oil prices moved higher during the quarter, reflecting a meaningful tightening in supply fundamentals, led by deeper OPEC+ production cuts, coupled with improved macroeconomic sentiment and record global oil demand. However, despite the improving commodity price environment, oilfield activity levels remain muted, or marginally lower, when compared to the prior quarter. While we acknowledge a modest slowdown in completions activity, a tightening supply dynamic leaves us optimistic for increased activity levels during the fourth quarter at current commodity price levels.

Despite some softness in current drilling and completions activity, the Permian Basin proppant market remains healthy. While the available Permian Basin proppant supply has marginally grown during the course of the year, we believe the market remains balanced with potential to tighten up in 2024 with increased activity.

For the three months ended September 30, 2023 and 2022, our proppant tons sold were 2.8 million and 2.6 million, respectively. For the nine months ended September 30, 2023 and 2022, our proppant tons sold were 8.4 million and 7.5 million, respectively.

How We Generate Revenue

We generate revenue by mining, processing and distributing proppant that our customers use in connection with their operations. We sell proppant to our customers under supply agreements or as spot sales at prevailing market rates, which is dependent upon the cost of producing proppant, the proppant volumes sold and the desired margin and prevailing market conditions.

Revenues also include charges for sand logistics services provided to our customers. Our logistics service revenue fluctuates based on several factors, including the volume of proppant transported, the distance between our facilities and our customers, and prevailing freight rates. Revenue is generally recognized as products are delivered in accordance with the contract.

Some of our contracts contain shortfall provisions that calculate agreed upon fees that are billed when the customer does not satisfy the minimum purchases over a period of time defined in each contract.

Costs of Conducting Our Business

We incur operating costs primarily from direct and indirect labor, freight charges, utility costs, fuel and maintenance costs and royalties. We incur labor costs associated with employees at our Kermit and Monahans facilities, which represent the most significant cost of converting proppant to finished product. Our Kermit and Monahans facilities undergo maintenance to minimize unscheduled downtime and ensure the ongoing quality of our proppant and ability to meet customer demands. We may incur variable utility costs in connection with the operation of our processing facilities, primarily natural gas and electricity, which are both susceptible to market fluctuations. We lease equipment in many areas of our operations, including our proppant production hauling equipment. We incur variable royalty expense and/or delay rentals related to our agreements with the owners of our reserves. In addition, other costs including overhead allocation, depreciation and depletion are capitalized as a component of inventory and are reflected in cost of sales when inventory is sold. Our logistics services incur operating costs primarily composed of variable freight charges from trucking companies' delivery of sand to customer wellsites, equipment leases, direct and indirect labor, fuel and maintenance costs and royalties.

How We Evaluate Our Operations

Non-GAAP Financial Measures

Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Free Cash Flow, Adjusted EBITDA less Capital Expenditures, Adjusted Free Cash Flow Margin, Adjusted EBITDA less Capital Expenditures Margin, Adjusted Free Cash Flow Conversion, Contribution Margin, Maintenance Capital Expenditures and Net Debt are non-GAAP supplemental financial measures used by our management and by external users of our financial statements such as investors, research analysts and others, in the case of Adjusted EBITDA, to assess our operating performance on a consistent basis across periods by removing the effects of development activities, provide views on capital resources available to organically fund growth projects and, in the case of Adjusted Free Cash Flow and Adjusted EBITDA less Capital Expenditures, assess the financial performance of our assets and their ability to sustain dividends or reinvest to organically fund growth projects over the long term without regard to financing methods, capital structure or historical cost basis.

We define Adjusted EBITDA as net income before depreciation, depletion and accretion, interest expense, income tax expense, stock and unit-based compensation, loss on extinguishment of debt, unrealized commodity derivative gain (loss), and non-recurring transaction costs. Management believes Adjusted EBITDA is useful because it allows them to more effectively evaluate our operating performance and compare the results of our operations from period to period and against our peers without regard to our financing methods or capital structure. We exclude the items listed above from net income in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired.

We define Adjusted EBITDA Margin as Adjusted EBITDA divided by total sales.

We define Adjusted Free Cash Flow as Adjusted EBITDA less Maintenance Capital Expenditures. We define Adjusted EBITDA less Capital Expenditures as Adjusted EBITDA less net cash used in investing activities. We believe that Adjusted Free Cash

Flow and Adjusted EBITDA less Capital Expenditures are useful to investors as they provide measures of the ability of our business to generate cash.

We define Adjusted Free Cash Flow Margin as Adjusted Free Cash Flow divided by total sales.

We define Adjusted EBITDA less Capital Expenditures Margin as Adjusted EBITDA less Capital Expenditures divided by total sales.

We define Adjusted Free Cash Flow Conversion as Adjusted Free Cash Flow divided by Adjusted EBITDA.

We define Contribution Margin as gross profit plus depreciation, depletion and accretion expense.

We define Maintenance Capital Expenditures as capital expenditures excluding growth capital expenditures.

We define Net Debt as total debt, net of discount and deferred financing costs, plus right-of-use lease liabilities, less cash and cash equivalents.

Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Free Cash Flow, Adjusted EBITDA less Capital Expenditures, Adjusted Free Cash Flow Margin, Adjusted EBITDA less Capital Expenditures Margin, Adjusted Free Cash Flow Conversion, Contribution Margin, Maintenance Capital Expenditures and Net Debt do not represent and should not be considered alternatives to, or more meaningful than, net income, income from operations, net cash provided by operating activities or any other measure of financial performance presented in accordance with GAAP as measures of our financial performance. Adjusted EBITDA, Adjusted Free Cash Flow, and Adjusted EBITDA less Capital Expenditures have important limitations as analytical tools because they exclude some but not all items that affect net income, the most directly comparable GAAP financial measure. Our computation of Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Free Cash Flow, Adjusted Free Cash Flow Margin, Adjusted EBITDA less Capital Expenditures, Adjusted EBITDA less Capital Expenditures Margin, Adjusted Free Cash Flow Conversion, Contribution Margin, Maintenance Capital Expenditures and Net Debt may differ from computations of similarly titled measures of other companies.

The following table presents a reconciliation of Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Free Cash Flow, Adjusted EBITDA less Capital Expenditures, Adjusted Free Cash Flow Margin, Adjusted EBITDA less Capital Expenditures Margin, Adjusted Free Cash Flow Conversion, Contribution Margin, Maintenance Capital Expenditures and Net Debt to the most directly comparable GAAP financial measure for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(unaudited)
	(In thousands)
Net income (1)	$56,327	$65,056	$190,443	$154,423
Depreciation, depletion and accretion expense	10,746	7,299	29,368	20,528
Interest expense	4,673	3,887	12,721	11,810
Income tax expense	7,637	604	20,368	1,422
EBITDA	$79,383	$76,846	$252,900	$188,183
Stock and unit-based compensation	1,414	160	3,660	543
Unrealized commodity derivative gain (loss)	—	383	—	65
Non-recurring transaction costs	3,281	—	4,397	—
Adjusted EBITDA	$84,078	$77,389	$260,957	$188,791
Maintenance capital expenditures	$15,557	$7,790	$26,344	$27,287
Adjusted Free Cash Flow	$68,521	$69,599	$234,613	$161,504

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(unaudited)
	(In thousands)
Net income (1)	$56,327	$65,056	$190,443	$154,423
Depreciation, depletion and accretion expense	10,746	7,299	29,368	20,528
Interest expense	4,673	3,887	12,721	11,810
Income tax expense	7,637	604	20,368	1,422
EBITDA	$79,383	$76,846	$252,900	$188,183
Stock and unit-based compensation expense	1,414	160	3,660	543
Unrealized commodity derivative gain (loss)	—	383	—	65
Non-recurring transaction costs	3,281	—	4,397	—
Adjusted EBITDA	$84,078	$77,389	$260,957	$188,791
Capital expenditures	$98,858	$35,736	$245,693	$54,164
Adjusted EBITDA less Capital Expenditures	$(14,780)	$41,653	$15,264	$134,627

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(unaudited)
	(In thousands)
Net cash provided by operating activities	$55,406	$80,569	$213,524	$156,000
Current income tax expense (benefit)(2)	(1,795)	604	1,309	1,422
Change in operating assets and liabilities	22,781	(7,077)	29,888	20,364
Cash interest expense(2)	4,363	3,662	11,982	11,140
Maintenance capital expenditures(2)	(15,557)	(7,790)	(26,344)	(27,287)
Non-recurring transaction costs	3,281	—	4,397	—
Other	42	(369)	(143)	(135)
Adjusted Free Cash Flow	$68,521	$69,599	$234,613	$161,504

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(unaudited)
	(In thousands, except percentages)
Net cash provided by operating activities	$55,406	$80,569	$213,524	$156,000
Current income tax expense (benefit)(2)	(1,795)	604	1,309	1,422
Change in operating assets and liabilities	22,781	(7,077)	29,888	20,364
Cash interest expense(2)	4,363	3,662	11,982	11,140
Capital expenditures	(98,858)	(35,736)	(245,693)	(54,164)
Non-recurring transaction costs	3,281	—	4,397	—
Other	42	(369)	(143)	(135)
Adjusted EBITDA less Capital Expenditures	$(14,780)	$41,653	$15,264	$134,627
Adjusted EBITDA Margin	53.3%	54.6%	55.2%	56.7%
Adjusted EBITDA less Capital Expenditure Margin	(9.4)%	29.4%	3.2%	40.4%
Adjusted Free Cash Flow Margin	43.5%	49.1%	49.6%	48.5%
Adjusted Free Cash Flow Conversion	81.5%	89.9%	89.9%	85.5%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(unaudited)
	(In thousands)
Gross Profit	$79,625	$74,408	$250,820	$181,519
Depreciation, depletion and accretion expense	10,221	7,136	28,173	19,707
Contribution Margin	$89,846	$81,544	$278,993	$201,226

(1)
Atlas Inc. is a corporation and is subject to U.S. federal income tax. Atlas LLC has elected to be treated as a partnership for income tax purposes and, therefore, was not subject to U.S. federal income tax at an entity level during the periods presented. As a result, the consolidated net income in our historical financial statements does not reflect the tax expense we would have incurred if we had been subject to U.S. federal income tax at an entity level during such periods.
(2)
A reconciliation of the adjustment of these items used to calculate Adjusted Free Cash Flow to the Consolidated Financial Statements is included below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(unaudited)
	(In thousands)
Current tax expense reconciliation:
Income tax expense	$7,637	$604	$20,368	$1,422
Less: deferred tax expense	(9,432)	—	(19,059)	—
Current income tax expense (benefit)	$(1,795)	$604	$1,309	$1,422
Cash interest expense reconciliation:
Interest expense, net	$1,496	$3,876	$5,459	$11,770
Less: Amortization of debt discount	(231)	(116)	(469)	(338)
Less: Amortization of deferred financing costs	(79)	(109)	(270)	(332)
Less: Interest income	3,177	11	7,262	40
Cash interest expense	$4,363	$3,662	$11,982	$11,140
Maintenance capital expenditures, accrual basis reconciliation:
Purchases of property, plant and equipment	$98,858	$35,736	$245,693	$54,164
Changes in operating assets and liabilities associated with investing activities(3)	40,153	7,245	67,960	14,716
Less: Growth capital expenditures	(123,454)	(35,191)	(287,309)	(41,593)
Maintenance Capital Expenditures, accrual basis	$15,557	$7,790	$26,344	$27,287

	September 30, 2023	September 30, 2022
	(unaudited)
	(In thousands)
Total Debt	$172,511	$154,988
Discount and deferred financing costs	7,489	1,994
Finance right-of-use lease liabilities	490	10,475
Cash and cash equivalents	264,538	90,720
Net Debt	$(84,048)	$76,737

(3)
Positive working capital changes reflect capital expenditures in the current period that will be paid in a future period. Negative working capital changes reflect capital expenditures incurred in a prior period but paid during the period presented.

Factors Affecting the Comparability of Our Results of Operations

Long-Term Incentive Plan

In order to incentivize management members, in March 2023, our board of directors (the “Board”) adopted the LTIP for the benefit of employees, directors and consultants of the Company and its affiliates. The LTIP provides for the grant of all or any of the following types of awards: (1) incentive stock options qualified as such under U.S. federal income tax laws; (2) stock options that do not qualify as incentive stock options; (3) stock appreciation rights; (4) restricted stock awards; (5) RSUs; (6) bonus stock; (7) dividend equivalents; (8) other stock-based awards; (9) cash awards; and (10) substitute awards. As such, our historical financial data may not present an accurate indication of what our actual results would have been if we had implemented the LTIP program prior to the periods presented.

Public Company Expenses

As a result of the IPO, we incurred direct, incremental selling, general and administrative expenses as a result of being a publicly traded company, including, but not limited to, costs associated with hiring new personnel, implementation of compensation programs that are competitive with our public company peer group, including stock-based compensation, preparing quarterly reports to stockholders, tax return preparation, independent and internal auditor fees, investor relations activities, registrar and transfer agent fees, incremental director and officer liability insurance costs and independent director compensation. These direct, incremental selling, general and administrative expenses are not included in our results of operations prior to the IPO.

Income Taxes

Atlas Inc. is a corporation subject to U.S. federal, state and local income taxes. Although Atlas Predecessor is subject to margin tax in the State of Texas (at less than 1% of modified pre-tax earnings), it is and historically has been treated as a pass-through entity for U.S. federal, state and local income tax purposes, and as such generally is and was not subject to U.S. federal, state or local income taxes. Rather, the tax liability with respect to the taxable income of Atlas Predecessor is and was passed through to its owners. Accordingly, the financial data attributable to Atlas Predecessor contains no provision for U.S. federal income taxes or income taxes in any state or locality (other than margin tax in the State of Texas). Atlas Inc. is subject to U.S. federal, state and local taxes at a blended statutory rate of approximately 22%.

We account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled pursuant to the provisions of Accounting Standards Codification 740, Income Taxes. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized.

On March 13, 2023 (the closing date of the IPO), a corresponding deferred tax liability of approximately $27.5 million associated with the differences between the tax and book basis of the investment in Atlas LLC was recorded. The offset of the deferred tax liability was recorded to additional paid-in capital.

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(unaudited)
	(In thousands)
Product sales	$114,773	$119,222	$368,131	$286,565
Service sales	42,843	22,460	104,691	46,294
Total sales	157,616	141,682	472,822	332,859
Cost of sales (excluding depreciation, depletion and accretion expense)	67,770	60,138	193,829	131,633
Depreciation, depletion and accretion expense	10,221	7,136	28,173	19,707
Gross profit	79,625	74,408	250,820	181,519
Operating expenses:
Selling, general and administrative expense (including stock and unit-based compensation expense of $1,414, $160, $3,660, and $543, respectively.)	14,301	5,774	34,988	16,414
Operating income	65,324	68,634	215,832	165,105
Interest expense, net	(1,496)	(3,876)	(5,459)	(11,770)
Other income	136	902	438	2,510
Income before income taxes	63,964	65,660	210,811	155,845
Income tax expense	7,637	604	20,368	1,422
Net income	$56,327	$65,056	$190,443	$154,423

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Product Sales. Product sales decreased by $4.4 million to $114.8 million for the three months ended September 30, 2023, as compared to $119.2 million for the three months ended September 30, 2022. A decrease in proppant prices between the periods contributed to a $13.5 million decrease in product sales, while an increase in sales volume contributed an offsetting $9.1 million increase in product sales.

Service Sales. Services sales, which includes freight for last-mile logistics services, increased by $20.3 million to $42.8 million for the three months ended September 30, 2023, as compared to $22.5 million for the three months ended September 30, 2022. The increase in logistics revenue was due to higher sales volumes shipped to last-mile logistics customers.

Cost of sales (excluding depreciation, depletion and accretion expense). Cost of sales (excluding depreciation, depletion and accretion expense) increased by $7.7 million to $67.8 million for the three months ended September 30, 2023, as compared to $60.1 million for the three months ended September 30, 2022.

Cost of sales (excluding depreciation, depletion and accretion) related to product sales decreased by $9.5 million to $30.2 million for the three months ended September 30, 2023, as compared to $39.7 million for the three months ended September 30, 2022, due to decreasing mining costs, as well as a decrease in our royalty expenses associated with the royalty agreement associated with the Kermit facility terminating on the date of our IPO.

Cost of sales (excluding depreciation, depletion and accretion expense) related to services increased by $17.2 million to $37.6 million for the three months ended September 30, 2023, as compared to $20.4 million for the three months ended September 30, 2022, due to higher sales volumes shipped to last-mile logistics customers during the period.

Depreciation, depletion and accretion expense. Depreciation, depletion and accretion expense increased by $3.1 million to $10.2 million for the three months ended September 30, 2023, as compared to $7.1 million for the three months ended September 30, 2022. The increase in depreciation, depletion and accretion expense is due to additional depreciable assets placed into service when compared to the prior period.

Selling, general and administrative expense. Selling, general and administrative expense increased by $8.5 million to $14.3 million for the three months ended September 30, 2023, as compared to $5.8 million for the three months ended September 30, 2022. The increase is due to an increase of $3.2 million of employee costs, including an increase of $1.2 million of stock and unit-based compensation expense, $2.0 million of travel, sales and other corporate expenses associated with increased opportunities to conduct commercial business development efforts and incremental costs incurred in conjunction with our transition to a publicly traded company and $3.3 million for non-recurring transaction costs related to the Up-C Simplification and the refinancing of the 2023 Term Loan Credit Facility during the three months ended September 30, 2023, compared to the three months ended September 30, 2022.

Our selling, general and administrative expense includes the non-cash expense for stock and unit-based compensation expense for equity awards granted to our employees. For the three months ended September 30, 2023, stock-based compensation expense was $1.4 million, as compared to $0.2 million of unit-based compensation expense and no stock-based compensation expense for the three months ended September 30, 2022.

Interest expense, net. Interest expense, net decreased by $2.4 million to $1.5 million for the three months ended September 30, 2023, as compared to $3.9 million for the three months ended September 30, 2022. The decrease is driven by an increase in interest income of $3.2 million related to interest earned on net IPO proceeds.

Income tax expense. Income tax expense increased by $7.0 million to $7.6 million for the three months ended September 30, 2023, as compared to $0.6 million for the three months ended September 30, 2022. The increase is primarily due to Atlas Inc. incurring U.S. federal income taxes subsequent to our Reorganization on March 8, 2023.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Product Sales. Product sales increased by $81.5 million to $368.1 million for the nine months ended September 30, 2023, as compared to $286.6 million for the nine months ended September 30, 2022. An increase in proppant prices between the periods contributed to a $47.7 million positive impact and an increase in sales volume contributed a $34.2 million positive impact.

Service Sales. Services sales, which includes freight for last-mile logistics services, increased by $58.4 million to $104.7 million for the nine months ended September 30, 2023, as compared to $46.3 million for the nine months ended September 30, 2022. The increase in logistics revenue was due to higher sales volumes shipped to last-mile logistics customers.

Cost of sales (excluding depreciation, depletion and accretion expense). Cost of sales (excluding depreciation, depletion and accretion expense) increased by $62.2 million to $193.8 million for the nine months ended September 30, 2023, as compared to $131.6 million for the nine months ended September 30, 2022.

Cost of sales (excluding depreciation, depletion and accretion) related to product sales increased by $12.0 million to $101.5 million for the nine months ended September 30, 2023, as compared to $89.5 million for the nine months ended September 30, 2022, due to higher sales volumes, which increased costs for maintenance and mining cost.

Cost of sales (excluding depreciation, depletion and accretion expense) related to services increased by $50.2 million to $92.3 million for the nine months ended September 30, 2023, as compared to $42.1 million for the nine months ended September 30, 2022, due to higher sales volumes shipped to last-mile logistics customers during the period.

Depreciation, depletion and accretion expense. Depreciation, depletion and accretion expense increased by $8.5 million to $28.2 million for the nine months ended September 30, 2023, as compared to $19.7 million for the nine months ended September 30, 2022. The increase in depreciation, depletion and accretion expense is due to increased units of production depletion due to higher proppant production and additional depreciable assets placed into service when compared to the prior period.

Selling, general and administrative expense. Selling, general and administrative expense increased by $18.6 million to $35.0 million for the nine months ended September 30, 2023, as compared to $16.4 million for the nine months ended September 30, 2022. The increase is primarily due to an increase of $8.5 million of employee costs, including an increase of $3.1 million of stock and unit-based compensation expense, and $5.7 million of travel, sales and other corporate expenses associated with increased opportunities to conduct commercial business development efforts and incremental costs incurred in conjunction with our transition to a publicly traded company, and $4.4 million for non-recurring transaction costs related to the Up-C Simplification and the refinancing of the 2023 Term Loan Credit Facility during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.

Our selling, general and administrative expense includes the non-cash expense for stock and unit-based compensation expense for equity awards granted to our employees. For the nine months ended September 30, 2023, unit-based compensation expense was $0.3 million and stock-based compensation expense was $3.4 million, as compared to $0.5 million of unit-based compensation expense and no stock-based compensation expense for the nine months ended September 30, 2022.

Interest expense, net. Interest expense, net decreased by $6.3 million to $5.5 million for the nine months ended September 30, 2023, as compared to $11.8 million for the nine months ended September 30, 2022. The decrease is driven by an increase in interest income of $7.2 million related to interest earned on net IPO proceeds.

Income tax expense. Income tax expense increased by $19.0 million to $20.4 million for the nine months ended September 30, 2023, as compared to $1.4 million for the nine months ended September 30, 2022. The increase is primarily due to Atlas Inc. incurring U.S. federal income taxes subsequent to our Reorganization on March 8, 2023.

Liquidity and Capital Resources

Overview

Historically, our primary sources of liquidity to date have been capital contributions from our owners, cash flows from operations, and borrowings under our 2018 Term Loan Credit Facility, which was refinanced by our 2021 Term Loan Credit Facility (as defined below), and our previous asset-based loan credit facility (the “2018 ABL Credit Facility”). Going forward, we expect our primary sources of liquidity to be the net proceeds retained from the IPO, cash flows from operations, availability under our 2023 ABL Credit Facility (defined below), borrowings under our 2023 Term Loan Credit Facility or any other credit facility we enter into in the future and proceeds from any future issuances of debt or equity securities. We expect our primary use of capital will be for the payment of any distributions and dividends to our stockholders and for investing in our business, specifically for construction of the Dune Express, construction of our second facility at the Kermit location, and acquisition of fit-for-purpose equipment for our trucking fleet used in our logistics platform. In addition, we have routine facility upgrades and additional ancillary capital expenditures associated with, among other things, contractual obligations and working capital obligations.

As of September 30, 2023, we had working capital, defined as current assets less current liabilities, of $301.0 million, $73.9 million of availability under the 2023 ABL Credit Facility, and $100.0 million of DDT Loans under the 2023 Term Loan Credit Facility. Our cash and cash equivalents totaled $264.5 million.

Cash Flow

The following table summarizes our cash flow for the periods indicated:

	Nine Months Ended
	September 30,
	2023	2022
	(unaudited)
Consolidated Statement of Cash Flow Data:	(In thousands)
Net cash provided by operating activities	$213,524	$156,000
Net cash used in investing activities	(245,693)	(54,164)
Net cash provided by (used in) financing activities	214,697	(51,517)
Net increase in cash	$182,528	$50,319

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $213.5 million and $156.0 million for the nine months ended September 30, 2023 and 2022, respectively. The increase is primarily attributable to increased revenues of $139.9 million. The increase was partially offset by a $62.2 million increase in cost of sales (excluding depreciation, depletion and accretion expense).

Net Cash Used in Investing Activities. Net cash used in investing activities was $245.7 million and $54.2 million for the nine months ended September 30, 2023 and 2022, respectively. The increase was due to an increase in capital spending at the Kermit and Monahans facilities, Dune Express and logistics assets during the nine months ended September 30, 2023 when compared to the nine months ended September 30, 2022.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $214.7 million and net cash used in financing activities was $51.5 million for the nine months ended September 30, 2023 and 2022, respectively. The increase is primarily due to cash inflows of $303.4 million from net IPO proceeds during the nine months ended September 30, 2023. This was offset by an increase of $20.0 million of dividends paid to holders of Old Atlas Class A common stock and $22.2 million of distributions paid to holders of Operating Units during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Capital Requirements

Our primary growth and technology initiatives include construction of the Dune Express, construction of the second facility at the Kermit location, and acquisition of fit-for-purpose equipment for our trucking fleet. Outside of our growth and technology initiatives, our business is not presently capital intensive in nature and only requires the maintenance of our Kermit and Monahans facilities. In addition to capital expenditures, we have certain contractual long-term capital requirements associated with our lease, royalty payments and debt. See Note 5 - Leases, Note 6 - Debt and Note 7 - Commitments and Contingencies of the condensed consolidated financial statements included elsewhere in this Report. Our current level of maintenance capital expenditures is expected to remain within our cash on hand and internally generated cash flow.

We expect to use the remaining net proceeds from the IPO to fund construction of the Dune Express over the next 12 to 14 months. We intend to fund our other capital requirements through our primary sources of liquidity, which include cash on hand and cash flows from operations and, if needed, availability under our 2023 ABL Credit Facility and borrowings under our 2023 Term Loan Credit Facility.

At any time that our Board declares a dividend to holders of our common stock, we currently expect such dividend to be paid from cash provided by operating activities. We do not expect to borrow funds to finance dividends on our common stock. The timing and amount of any future dividends will be subject to the discretion of our Board from time to time.

Debt Agreements

2023 ABL Credit Facility

On February 22, 2023, Atlas LLC, certain of its subsidiaries, as guarantors, Bank of America, N.A., as administrative agent, and certain financial institutions party thereto as lenders (the “ABL Lenders”) entered into a Loan, Security and Guaranty Agreement (the “2023 ABL Credit Agreement”) pursuant to which the ABL Lenders provide revolving credit financing to the Company in an aggregate principal amount of up to $75.0 million (the “2023 ABL Credit Facility”), with Availability (as defined in the 2023 ABL Credit Agreement) thereunder subject to a “Borrowing Base” as described in the 2023 ABL Credit Agreement. The 2023 ABL Credit Facility includes a letter of credit sub-facility, which permits issuances of letters of credit up to an aggregate amount of $25.0 million. The scheduled maturity date of the 2023 ABL Credit Facility is February 22, 2028; provided that the 2023 ABL Credit Facility will mature on June 30, 2027 if any amount of the 2023 Term Loan Credit Facility that has a maturity date less than 91 days prior to February 22, 2028 is outstanding on June 30, 2027.

Borrowings under the 2023 ABL Credit Facility bear interest, at the Company’s option, at either a base rate or Term SOFR, as applicable, plus an applicable margin based on average availability as set forth in the 2023 ABL Credit Agreement. Term SOFR loans bear interest at Term SOFR for the applicable interest period plus an applicable margin, which ranges from 1.50% to 2.00% per annum based on average availability as set forth in the 2023 ABL Credit Agreement. Base rate loans bear interest at the applicable base rate, plus an applicable margin, which ranges from 0.50% to 1.00% per annum based on average availability as set forth in the 2023 ABL Credit Agreement. In addition to paying interest on outstanding principal under the 2023 ABL Credit Facility, the Company is required to pay a commitment fee which ranges from 0.375% per annum to 0.500% per annum with respect to the unutilized commitments under the 2023 ABL Credit Facility, based on the average utilization of the 2023 ABL Credit Facility. The Company is also required to pay customary letter of credit fees, to the extent that one or more letter of credit is outstanding.

Under the 2023 ABL Credit Agreement, Atlas LLC is permitted to make payments of dividends and distributions pursuant to certain limited exceptions and baskets set forth therein and otherwise generally subject to certain restrictions, including that (i) no Event of Default (as defined under the 2023 ABL Credit Agreement) has occurred and is continuing, (ii) and no loans and no more than more than $7.5 million in letters of credit are outstanding, and liquidity exceeds $30.0 million at all times during the 30 days prior to the date of the dividend or distribution; provided that if any loans are outstanding or outstanding letters of credit exceed $7.5 million and no event of default has occurred and is continuing, Atlas LLC is permitted to make payments of dividends and distributions, subject to a minimum Fixed Charge Coverage Ratio (as defined under the 2023 ABL Credit Agreement) of 1.00 to 1.00 and satisfaction of minimum availability thresholds under the Borrowing Base (as defined under the 2023 ABL Credit Agreement), as provided under the 2023 ABL Credit Agreement. Additionally, Atlas LLC may make additional payments of dividends and distributions in qualified equity interests and may make Permitted Tax Distributions (as defined under the 2023 ABL Credit Agreement).

The 2023 ABL Credit Facility is unconditionally guaranteed, jointly and severally, by Atlas LLC and its subsidiaries and secured by substantially all of the assets of Atlas LLC and its subsidiaries.

2023 Term Loan Credit Facility

On July 31, 2023, Atlas LLC entered into the 2023 Term Loan Credit Agreement with Stonebriar, as administrative agent and initial lender, pursuant to which Stonebriar extended Atlas LLC a term loan credit facility comprised of a $180.0 million single advance term loan that was made on July 31, 2023 and commitments to provide up to $100.0 million of DDT Loans. The Initial Term Loan is payable in eighty-four consecutive monthly installments and a final payment of the remaining outstanding principal balance at maturity. The Initial Term Loan has a final Maturity Date of July 31, 2030. The Initial Term Loan bears interest at a rate equal to 9.50% per annum.

Each DDT Loan under the 2023 Term Loan Credit Facility will be payable in equal monthly installments, with the monthly installments comprising 80% of the DDT Loan and a final payment of the remaining 20% of the outstanding principal balance due at maturity, unless earlier prepaid. The DDT Loans will bear interest at a rate equal to the applicable Term SOFR Rate (as defined in the 2023 Term Loan Credit Agreement) plus 5.95% per annum. All monthly installments with respect to the Initial Term Loan and the DDT Loans payable on or prior to January 1, 2025 will be interest only.

At any time prior to the Maturity Date, Atlas LLC may redeem loans outstanding under the 2023 Term Loan Credit Facility, in whole or in part, at a price equal to 100% of the Prepayment Amount plus a prepayment fee. The prepayment fee is 8% of the Prepayment Amount for any prepayment that occurs on or prior to December 31, 2024, 4% of the Prepayment Amount for any prepayment that occurs after December 31, 2024 but on or prior to December 31, 2025, 3% of the Prepayment Amount for any prepayment that occurs after December 31, 2025 but on or prior to December 31, 2026 and 2% of the Prepayment Amount for any prepayment that occurs thereafter. Upon the maturity of the 2023 Term Loan Credit Facility, the entire unpaid principal amount of the loans outstanding thereunder, together with interest, fees and other amounts payable in connection with the facility, will be immediately due and payable without further notice or demand.

Dividends and distributions to equity holders are permitted to be made pursuant to certain limited exceptions and baskets described in the 2023 Term Loan Credit Agreement and otherwise generally subject to certain restrictions set forth in the 2023 Term Loan Credit Agreement, including the requirements that (a) no Event of Default (as defined under the 2023 Term Loan Credit Agreement) has occurred and is continuing and (b) Atlas LLC maintains at least $30.0 million of Liquidity (as defined under the 2023 Term Loan Credit Agreement) pro forma for the Restricted Payment (as defined under the 2023 Term Loan Credit Agreement).

The 2023 Term Loan Credit Facility includes certain non-financial covenants, including but not limited to restrictions on incurring additional debt and certain distributions. The 2023 Term Loan Credit Facility is subject to a maximum 4.0 to 1.0 Leverage Ratio (as defined in the 2023 Term Loan Credit Agreement) financial covenant. Such financial covenant is tested as of the last day of each fiscal quarter.

Proceeds from the 2023 Term Loan Credit Facility were used to repay outstanding indebtedness under our previous 2021 Term Loan Credit Facility with Stonebriar, to repay obligations outstanding under certain equipment lease arrangements with Stonebriar and for general corporate purposes.

The 2023 Term Loan Credit Facility is unconditionally guaranteed, jointly and severally, by Atlas LLC and its subsidiaries and secured by substantially all of the assets of Atlas LLC and its subsidiaries. The 2023 Term Loan Credit Facility is also unconditionally guaranteed on an unsecured basis by Atlas Inc.

2021 Term Loan Credit Facility

Prior to entering into the 2023 Term Loan Credit Facility, the Company had borrowings and accrued interest of $133.4 million under the 2021 Term Loan Credit Facility. On July 31, 2023, the Company entered into the 2023 Term Loan Credit Facility. Proceeds from the 2023 Term Loan Credit Facility were used to repay $133.4 million of 2021 Term Loan Credit Facility principle and accrued interest, repay $42.8 million of finance lease liabilities as well as acquire $39.5 million of finance lease assets associated with certain equipment lease arrangements with Stonebriar.

2018 ABL Credit Facility

Prior to entering into the 2023 ABL Credit Facility, the Company maintained a revolving credit facility with a borrowing capacity of up to $50.0 million. On February 22, 2023, the Company terminated the 2018 ABL Credit Facility. The Company did not have borrowings under the credit facility at termination.

Critical Accounting Policies and Estimates

As of September 30, 2023, there have been no material changes to our critical accounting policies and related estimates previously disclosed in our Up-C Simplification Prospectus, except the accounting policies discussed in the notes to our condensed consolidated financial statements under Note 2 - Summary of Significant Accounting Policies.

Property, Plant and Equipment, Including Depreciation and Depletion

In order to calculate depreciation of our fixed assets, other than plant facilities and mine development costs, we use the best estimated useful lives at the time the asset is placed into service.

Mining property and development costs, including plant facilities directly associated with mining properties, are amortized using the units of production method on estimated measures of tons of in-place reserves. The impact to reserve estimates is recognized on a prospective basis. Drilling and related costs are capitalized for deposits where proven and probable reserves exist. These activities are directed at obtaining additional information on the deposit or converting non-reserve minerals to proven and probable reserves, with the benefit being realized over a period greater than one year. At a minimum, we will assess the useful lives and residual values of all long-lived assets on an annual basis to determine if adjustments are required. The actual reserve life may differ from the assumptions we have made about the estimated reserve life.

We review property, plant and equipment for impairment annually or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If such a review should indicate that the carrying amount of long-lived assets is not recoverable, the Company will reduce the carrying amount of such assets to fair value.

Emerging Growth Company Status

Under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we meet the definition of an “emerging growth company,” which allows us to have an extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. We have elected to take advantage of all of the reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards under Section 107 of the JOBS Act, until we are no longer an emerging growth company.

Our election to use the phase-in periods permitted by this election may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the longer phase-in periods under Section 107 of the JOBS Act and that will comply with new or revised financial accounting standards. If we were to subsequently elect instead to comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our business is subject to various types of market risks that include interest rate risks, market demand risks, commodity pricing risks, credit risks and inflation risks. Our risk exposure related to these items has not changed materially since December 31, 2022.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

We will not be required to make our first assessment of the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act until our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Further, our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting and will not be required to do so for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act. Please see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Emerging Growth Company Status” for more information.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are not currently a party to any material pending legal proceedings that we believe would have an adverse effect on our financial position, results of operations or cash flows and are not aware of any material legal proceedings contemplated by governmental authorities.

Item 1A. Risk Factors.

For a discussion of the risk factors applicable to the Company, please refer to the section titled “Risk Factors” included in our Up-C Simplification Prospectus. There have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” in the Up-C Simplification Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On September 18, 2023, Old Atlas issued 594,314 shares of Old Atlas Class A common stock to Ameredev II Parent, LLC, Valley Forge Capital Partners II, LLC and William A. Bastian II Rev Trust, three of our Legacy Owners in exchange for 594,314 Operating Units and an equal number of shares of Old Atlas Class B common stock pursuant to the terms of the Prior Atlas Operating LLCA. The issuance of these securities was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(a)(2) of the Securities Act.

Use of Proceeds

On March 8, 2023, Old Atlas’s Registration Statement on Form S-1, as amended (File No. 333-269488), relating to the Company’s initial public offering of 18,000,000 shares of Old Atlas Class A common stock at a price to the public of $18.00 per share, was declared effective by the SEC. The IPO was completed on March 13, 2023. Goldman Sachs & Co. LLC, BofA Securities, Inc. and Piper Sandler & Co. acted as lead book-running managers for the IPO. RBC Capital Markets, LLC, Barclays Capital Inc. and Citigroup Global Markets Inc. acted as book-running managers. Raymond James & Associates, Inc., Johnson Rice & Company LLC, Stephens Inc., Capital One Securities, Inc., PEP Advisory LLC and Drexel Hamilton, LLC acted as co-managers for the IPO. The IPO generated net proceeds of approximately $291.2 million, after deducting underwriter discounts and commissions and estimated offering costs.

Old Atlas contributed all of the net proceeds from the IPO to Atlas Operating in exchange for Operating Units, and Atlas Operating further contributed the net proceeds to Atlas LLC. No payments were made to our directors, officers or their associates, to holders of 10% or more of any class of our equity securities or to our affiliates in connection with the issuance and sale of the securities registered. Atlas LLC intends to use approximately $287.9 million of the net proceeds of the IPO to fund the construction of the Dune Express, and approximately $3.3 million of the net proceeds of the IPO for general corporate purposes. No payments for any offering expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 C.F.R. Section 229.104) is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

Item 5. Other Information.

None.

Item 6. Exhibits.

The information called for by this Item is incorporated herein by reference from the Exhibit Index included in this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1

Master Reorganization Agreement, dated as of July 31, 2023 by and among Atlas Energy Solutions Inc., Atlas Sand Operating, LLC, New Atlas HoldCo Inc., AESI Merger Sub Inc., Atlas Operating Merger Sub, LLC and Atlas Sand Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-41640) filed on August 1, 2023).

3.1

Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on October 2, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-41828) filed on October 3, 2023).

3.2

Amended and Restated Bylaws of the Company, effective as of October 2, 2023 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-41828) filed on October 3, 2023).

4.1

Amended and Restated Registration Rights Agreement, dated October 2, 2023, by and between the Company, Old Atlas, and the signatories thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-41828) filed on October 3, 2023).

10.1*	Amended and Restated Stockholders’ Agreement, dated October 2, 2023, by and between the Company, Old Atlas, and the signatories thereto.
10.2

Second Amended and Restated Limited Liability Company Agreement of Atlas Sand Operating, LLC, dated as of October 2, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-41828) filed on October 3, 2023).

10.3

Credit Agreement, dated as of July 31, 2023, by and between Atlas Sand Company, LLC, as borrower, and Stonebriar Commercial Finance LLC, as lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-41640) filed on July 31, 2023).

10.4*	Indemnification Agreement (Gregory M. Shepard).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1*	Mine Safety Disclosures.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

The exhibits marked with the asterisk symbol (*) are filed or furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLAS ENERGY SOLUTIONS INC.

Date: October 31, 2023	By:	/s/ Ben Brigham
Ben Brigham
Executive Chairman, Chief Executive Officer, and Director

Date: October 31, 2023	By:	/s/ John Turner
John Turner
President and Chief Financial Officer