Form 10-Q
period 2024-03-31
Atlas Energy Solutions Inc.
filed 2024-05-08
CIK 1984060

AESI

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 2, 2024, the registrant had 109,850,496 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Atlas Energy Solutions Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$187,120	$210,174
Accounts receivable	185,758	71,170
Inventories	13,914	6,449
Spare part inventories	20,977	15,408
Prepaid expenses and other current assets	17,728	15,485
Total current assets	425,497	318,686
Property, plant and equipment, net	1,287,505	934,660
Finance lease right-of-use assets	7,432	424
Operating lease right-of-use assets	13,931	3,727
Goodwill	91,171	—
Intangible assets	112,462	1,767
Other long-term assets	3,686	2,422
Total assets	$1,941,684	$1,261,686
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$102,072	$60,882
Accounts payable - related parties	236	277
Accrued liabilities	43,428	28,458
Current portion of long-term debt	24,129	—
Other current liabilities	20,260	2,975
Total current liabilities	190,125	92,592
Long-term debt, net of discount and deferred financing costs	457,170	172,820
Deferred tax liabilities	199,429	121,529
Other long-term liabilities	28,530	6,921
Total liabilities	875,254	393,862
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; 500,000,000 authorized; no shares issued and outstanding as of March 31, 2024 and December 31, 2023.	—	—
Common Stock, $0.01 par value, 1,500,000,000 shares authorized, 109,850,496 and 100,025,584 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	1,098	1,000
Additional paid-in-capital	1,079,800	908,079
Accumulated deficit	(14,468)	(41,255)
Total stockholders' equity	1,066,430	867,824
Total liabilities and stockholders’ equity	$1,941,684	$1,261,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atlas Energy Solutions Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2024	2023
Product sales	$113,432	$128,142
Service sales	79,235	25,276
Total sales	192,667	153,418
Cost of sales (excluding depreciation, depletion and accretion expense)	106,746	62,555
Depreciation, depletion and accretion expense	17,175	8,519
Gross profit	68,746	82,344
Selling, general and administrative expense (including stock and unit-based compensation expense of $4,206 and $622, for the three months ended March 31, 2024 and 2023, respectively)	29,069	8,504
Operating income	39,677	73,840
Interest expense, net	(4,978)	(3,442)
Other income	23	184
Income before income taxes	34,722	70,582
Income tax expense	7,935	7,677
Net income	$26,787	$62,905
Less: Pre-IPO net income attributable to Atlas Sand Company, LLC		54,561
Less: Net income attributable to redeemable noncontrolling interest		6,610
Net income attributable to Atlas Energy Solutions Inc.	$26,787	$1,734

Net income per common share
Basic	$0.26	$0.03
Diluted	$0.26	$0.03
Weighted average common shares outstanding
Basic	102,931	57,148
Diluted	103,822	57,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atlas Energy Solutions Inc.

Condensed Consolidated Statements of Stockholders' and Members' Equity and Redeemable Noncontrolling Interest

(Unaudited)

(In thousands)

	Redeemable	Members'	Old Atlas		Old Atlas		New Atlas		Additional		Stockholders'
	Noncontrolling	Equity	Class A		Class B		Common Stock		Paid-In-	Retained	and Members'
	Interest	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Equity
Balance at December 31, 2022	$—	$511,357	—	$—	—	$—	—	$—	$—	$—	$511,357
Member distributions prior to IPO	—	(15,000)	—	—	—	—	—	—	—	—	(15,000)
Net income prior to IPO and Reorganization	—	54,561	—	—	—	—	—	—	—	—	54,561
Effect of Reorganization and reclassification to redeemable noncontrolling interest	771,345	(550,918)	39,148	391	42,852	429	—	—	(221,247)	—	(771,345)
Issuance of Common Stock in IPO, net of offering costs	—	—	18,000	180	—	—	—	—	292,478	—	292,658
Deferred tax liability arising from the IPO	—	—	—	—	—	—	—	—	(17,753)	—	(17,753)
Stock-based compensation	—	—	—	—	—	—	—	—	253	—	253
Net income after IPO and Reorganization	6,610	—	—	—	—	—	—	—	—	1,734	1,734
Balance at March 31, 2023	$777,955	$—	57,148	$571	42,852	$429	—	$—	$53,731	$1,734	$56,465

	Redeemable	Members'	Old Atlas		Old Atlas		New Atlas		Additional		Stockholders'
	Noncontrolling	Equity	Class A		Class B		Common Stock		Paid-In-	Accumulated	and Members'
	Interest	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance at December 31, 2023	$—	$—	—	$—	—	$—	100,026	$1,000	$908,079	$(41,255)	$867,824
Net income	—	—	—	—	—	—	—	—	—	26,787	26,787
Dividends	—	—	—	—	—	—	—	—	(21,005)	—	(21,005)
Dividend equivalent rights	—	—	—	—	—	—	—	—	(464)	—	(464)
Stock-based compensation	—	—	—	—	—	—	—	—	4,206	—	4,206
Issuance of Common Stock upon vesting of RSUs	—	—	—	—	—	—	113	1	(1)	—	—
Equity issued in connection with Hi-Crush Transaction	—	—	—	—	—	—	9,711	97	188,985	—	189,082
Balance at March 31, 2024	$—	$—	—	$—	—	$—	109,850	$1,098	$1,079,800	$(14,468)	$1,066,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atlas Energy Solutions Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2024	2023
Operating activities:
Net income	$26,787	$62,905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and accretion expense	18,007	8,808
Amortization of debt discount	407	118
Amortization of deferred financing costs	78	87
Amortization of Hi-Crush intangible assets	1,061	—
Stock and unit-based compensation	4,206	622
Deferred income tax	7,521	3,808
Other	(5)	206
Changes in operating assets and liabilities:
Accounts receivable	(18,195)	(21,771)
Accounts receivable - related party	—	868
Inventories	(3,230)	1,824
Spare part inventories	(2,467)	(1,459)
Prepaid expenses and other current assets	(63)	(953)
Other long-term assets	(770)	42
Accounts payable	3,627	(3,178)
Accounts payable - related parties	(41)	45
Deferred revenue	(558)	—
Accrued liabilities and other liabilities	3,197	2,263
Net cash provided by operating activities	39,562	54,235
Investing activities:
Purchases of property, plant and equipment	(95,486)	(60,940)
Hi-Crush acquisition, net of cash acquired	(142,233)	—
Net cash used in investing activities	(237,719)	(60,940)
Financing Activities:
Principal payments on term loan borrowings	(1,381)	(8,226)
Proceeds from borrowings	198,500	—
Issuance costs associated with debt financing	(730)	(530)
Payments under finance leases	(65)	(738)
Repayment of notes payable	(216)	—
Dividends and distributions	(21,005)	—
Net proceeds from IPO	—	303,426
Payment of offering costs	—	(1,581)
Member distributions	—	(15,000)
Net cash provided by financing activities	175,103	277,351
Net increase (decrease) in cash and cash equivalents	(23,054)	270,646
Cash and cash equivalents, beginning of period	210,174	82,010
Cash and cash equivalents, end of period	$187,120	$352,656
Supplemental cash flow information
Cash paid during the period for:
Interest	$6,134	$3,622
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment in accounts payable and accrued liabilities	$41,457	$30,648
Asset retirement obligations incurred	$4,231	$—
Hi-Crush acquisition consideration, equity issuance	$189,082	$—
Hi-Crush acquisition consideration, Deferred Cash Consideration Note	$109,253	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atlas Energy Solutions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Business and Organization

Atlas Energy Solutions Inc., a Delaware corporation (f/k/a New Atlas HoldCo. Inc.) (“New Atlas” and together with its subsidiaries “we,” “us,” “our,” or the “Company”), was formed on June 28, 2023, pursuant to the laws of the State of Delaware, and is the successor to AESI Holdings Inc. (f/k/a Atlas Energy Solutions Inc.), a Delaware corporation (“Old Atlas”). New Atlas is a holding company and the ultimate parent company of Atlas Sand Company, LLC (“Atlas LLC”), a Delaware limited liability company formed on April 20, 2017. Atlas LLC is a producer of high-quality, locally sourced 100 mesh and 40/70 sand used as a proppant during the well completion process. Proppant is necessary to facilitate the recovery of hydrocarbons from oil and natural gas wells. One hundred percent of Atlas LLC’s sand reserves are located in Winkler and Ward Counties, Texas, within the Permian Basin and operations consist of proppant production and processing facilities, including two facilities near Kermit, Texas (together, the “Kermit facility”) and a third facility near Monahans, Texas (the “Monahans facility”). Pursuant to the Hi-Crush Transaction discussed and defined below, we acquired additional facilities near Kermit and the OnCore distributed mining network.

We are currently building a logistics platform with the goal of increasing the efficiency, safety and sustainability of the oil and natural gas industry within the Permian Basin. This will include the Dune Express, an overland conveyor infrastructure solution currently under construction, coupled with our growing fleet of fit-for-purpose trucks and trailers. With the Hi-Crush Transaction, we expanded our logistics offering through the addition of Pronghorn, a leading multi-basin provider of proppant logistics and wellsite services.

We sell products and services primarily to oil and natural gas exploration and production companies and oilfield services companies primarily under supply agreements and also through spot sales on the open market.

Initial Public Offering

On March 13, 2023, Old Atlas completed its initial public offering (the “IPO”) of 18,000,000 shares of Class A common stock, par value $0.01 per share (the “Old Atlas Class A Common Stock”) at a price of $18.00 per share. The IPO generated $324.0 million of gross proceeds and net proceeds of approximately $291.2 million. The gross proceeds were offset by $20.6 million of underwriting discounts and commissions, $5.9 million of current offering costs in 2023, and $6.3 million in offering costs paid in 2022 that were recorded to other long-term assets on the condensed consolidated balance sheets as of December 31, 2022.

Reorganization

In connection with the IPO and pursuant to a master reorganization agreement dated March 8, 2023, by and among Old Atlas, Atlas Sand Management Company, LLC, a Texas limited liability company (“ASMC”), Atlas LLC, Atlas Sand Holdings, LLC, a Delaware limited liability company (“Holdings”), Atlas Sand Operating, LLC, a Delaware limited liability company (“Atlas Operating”), Atlas Sand Holdings II, LLC, a Delaware limited liability company (“Holdings II”), Atlas Sand Management Company II, LLC, a Delaware limited liability company (“ASMC II”), and Atlas Sand Merger Sub, LLC, a Delaware limited liability company (“Merger Sub”), Old Atlas and the parties thereto completed certain restructuring transactions (the “Reorganization”). As part of the Reorganization:

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

On March 13, 2023, the date on which Old Atlas closed the IPO, a corresponding deferred tax liability of approximately $27.5 million was recorded associated with the differences between the tax and book basis of the investment in Atlas LLC. The offset of the deferred tax liability was recorded to additional paid-in capital. As there was no change in control of Atlas Operating, Atlas LLC, or the businesses or subsidiaries held by Atlas LLC as a result of the Reorganization, purchase accounting was not required and the Legacy Owners’ interests in Operating Units were recognized as a noncontrolling interest in Atlas Operating.

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

Up-C Simplification

On October 2, 2023, Old Atlas and the Company completed the Up-C Simplification (as defined below) contemplated by the Master Reorganization Agreement (the “Master Reorganization Agreement”), dated as of July 31, 2023, by and among the Company, Old Atlas, Atlas Operating, AESI Merger Sub Inc., a Delaware corporation (“PubCo Merger Sub”), Atlas Operating Merger Sub, LLC, a Delaware limited liability company (“Opco Merger Sub” and, together with PubCo Merger Sub, the “Merger Subs”), and Holdings, in order to, among other things, reorganize under a new public holding company (the “Up-C Simplification”).

Pursuant to the Master Reorganization Agreement, (a) PubCo Merger Sub merged with and into Old Atlas (the “PubCo Merger”), as a result of which (i) each share of Old Atlas Class A Common Stock then issued and outstanding was exchanged for one share of Common Stock of New Atlas, par value $0.01 per share (the “New Atlas Common Stock” or the “Common Stock”), (ii) all of the shares of Old Atlas Class B Common Stock then issued and outstanding were surrendered and cancelled for no consideration and (iii) Old Atlas survived the PubCo Merger as a direct, wholly-owned subsidiary of the Company; and (b) Opco Merger Sub merged with and into Atlas Operating (the “Opco Merger” and, together with the PubCo Merger, the “Mergers”), as a result of which (i) each Operating Unit then issued and outstanding, other than those Operating Units held by Old Atlas, was exchanged for one share of New Atlas Common Stock and (ii) Atlas Operating became a wholly-owned subsidiary of New Atlas.

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
•
as of the Effective Time, (a) New Atlas assumed Old Atlas’s existing Management Change in Control Severance Plan (and each participation agreement thereunder that was then outstanding) and (b) the terms and conditions of the director compensation program applicable to members of the board of directors of Old Atlas (and any committees thereof) were applied instead to members of the board of directors of New Atlas (the “Board”) (and, any committees thereof) (and any portion of such compensation to be granted in the form of equity-based awards will be granted in awards denominated with reference to shares of New Atlas Common Stock instead of Old Atlas Class A Common Stock); and
•
Old Atlas changed its name from “Atlas Energy Solutions Inc.” to “AESI Holdings Inc.,” and New Atlas changed its name from “New Atlas HoldCo Inc.” to “Atlas Energy Solutions Inc.” New Atlas was approved to have the shares of New Atlas Common Stock listed on the New York Stock Exchange under the ticker symbol “AESI,” the trading symbol previously used by Old Atlas.

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

Hi-Crush Transaction

On March 5, 2024 (“Closing Date”), the Company consummated the transaction (the “Hi-Crush Transaction”) pursuant to that certain Agreement and Plan of Merger, dated February 26, 2024 (the “Merger Agreement”), by and among the Company, Atlas LLC, Wyatt Merger Sub 1 Inc., a Delaware corporation and direct, wholly-owned subsidiary of Atlas LLC, Wyatt Merger Sub 2, LLC, a Delaware limited liability company and direct, wholly-owned subsidiary of Atlas LLC, Hi-Crush Inc., a Delaware corporation (“Hi-Crush”), each stockholder that had executed the Merger Agreement or a joinder thereto (each a “Hi-Crush Stockholder” and, collectively, the “Hi-Crush Stockholders”), Clearlake Capital Partners V Finance, L.P., solely in its capacity as the Hi-Crush Stockholders’ representative and HC Minerals Inc., a Delaware corporation (collectively, the “Parties”), pursuant to which the Company acquired Hi-Crush’s Permian Basin proppant production and logistics businesses and operations in exchange for mixed consideration totaling $452.9 million. Refer to Note 3 - Hi-Crush Transaction for further discussion.

The foregoing description of the Hi-Crush Transaction and the Merger Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, a copy of which is filed as Exhibit 2.1 to this Quarterly Report on Form 10-Q (this “Report”).

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”). All adjustments necessary for a fair presentation of the Financial Statements have been included. Such adjustments are of a normal, recurring nature. These Financial Statements include the accounts of New Atlas, Old Atlas, Atlas Operating, Atlas LLC, and Atlas LLC’s wholly-owned subsidiaries: Atlas Sand Employee Company, LLC; Atlas OLC Employee Company, LLC; Atlas Construction Employee Company, LLC; Atlas Sand Employee Holding Company, LLC; Fountainhead Logistics Employee Company, LLC; Atlas Sand Construction, LLC; OLC Kermit, LLC; OLC Monahans, LLC; Fountainhead Logistics, LLC; Fountainhead Transportation Services, LLC; and Fountainhead Equipment Leasing, LLC.

The Company acquired Hi-Crush and certain of its wholly-owned subsidiaries on March 5, 2024. These Financial Statements include the accounts of Hi-Crush Operating, LLC (“Hi-Crush Operating”) (f/k/a Hi-Crush Inc.) and the following wholly-owned subsidiaries of Hi-Crush Operating: Hi-Crush LMS LLC; Hi-Crush Investments LLC; OnCore Processing LLC; Hi-Crush Permian Sand LLC; Hi-Crush PODS LLC; NexStage LLC; FB Logistics LLC; BulkTracer Holdings LLC; PropDispatch LLC; Pronghorn Logistics Holdings, LLC; and Pronghorn Logistics, LLC. Refer to Note 3- Hi-Crush Transaction for further discussion.

The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other period. The Financial Statements and these notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included within the Company’s Annual Report on Form 10-K.

Reorganization

As discussed in Note 1 - Business and Organization, as a result of our IPO and the Reorganization and prior to the Up-C Simplification, Old Atlas became the managing member of Atlas Operating and consolidated entities in which it had a controlling financial interest. The Reorganization was considered a transaction between entities under common control. As a result, the Financial Statements for periods prior to the IPO and the Reorganization have been adjusted to combine the previously separate entities for presentation purposes. However, Old Atlas and Atlas Operating had no operations or assets and liabilities prior to our IPO. As such, for periods prior to the completion of our IPO, the Financial Statements represent the historical financial position and results of operations of Atlas LLC and its subsidiaries. For periods after the completion of our IPO through the end of the reporting period, the financial position and results of operations include those of Old Atlas and New Atlas.

Up-C Simplification

As discussed in Note 1 - Business and Organization, as a result of the Up-C Simplification, New Atlas replaced Old Atlas as the publicly held entity and, through its subsidiaries, conducts all of the operations previously conducted by Old Atlas, and Old Atlas remains the managing member of Atlas Operating. The Up-C Simplification was considered an acquisition of noncontrolling interest transaction between entities under common control. As such, the condensed consolidated financial statements and results of operations of Old Atlas are included in the Financial Statements of New Atlas on the same basis as previously presented except for the acquisition of noncontrolling interest which was accounted for as an equity transaction.

Consolidation

The Financial Statements include the accounts of the Company and controlled subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates

The preparation of the Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used in the preparation of these Financial Statements include, but are not limited to: the proppant reserves and their impact on calculating the depletion expense under the units-of-production method; the depreciation and amortization associated with property, plant and equipment; stock-based and unit-based compensation; asset retirement obligations; business combinations; valuation of goodwill and acquired intangible assets; and certain liabilities. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Business Combination

Business combinations are accounted for using the acquisition method of accounting in accordance with the Accounting Standards Codification (“ASC”) 805, “Business Combinations.” The purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. Fair value of the acquired assets and liabilities is measured in accordance with the guidance of ASC 820, “Fair Value Measurement.” Any excess purchase price over the fair value of the net identifiable assets acquired is recorded as goodwill. Any acquisition-related costs incurred by the Company are expensed as incurred. Operating results of an acquired business are included in the Company’s results of operations from the date of acquisition. We use all available information to estimate fair values, including quoted market prices, the carrying value of acquired assets and assumed liabilities and valuation techniques such as discounted cash flows, relief-from-royalty method, with or without method, or multi-period excess earnings method. We engage third-party appraisal firms to assist in the fair value determination of identifiable long-lived assets, identifiable intangible assets, as well as any contingent consideration that provides for additional consideration to be paid to the seller if certain future conditions are met. These estimates are reviewed during the 12-month measurement period and adjusted based on actual results. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our financial condition or results of operations. The purchase price in the Hi-Crush Transaction includes a holdback, which is considered contingent consideration and estimated at fair value. The holdback is subject to increases or reductions based on changes in the estimated net working capital amounts compared to the final settlement of the net working capital. The holdback is payable the later of (i) seventy-five days after the closing of the Hi-Crush Transaction and (ii) thirty days after the date that the required Hi-Crush financial statements have been provided to the Company. The holdback is recorded in Other current liabilities on our condensed consolidated balance sheets. Contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured periodically based on the then assessed fair value and adjusted, if necessary.

Since the Closing Date, the acquired companies have adopted all of the Company's accounting policies.

Cash and Cash Equivalents

Cash and cash equivalents consist of all highly liquid investments that are readily convertible into cash and have original maturities of three months or less when purchased. As of March 31, 2024, we have deposits of $113.1 million in an Insured Cash Sweep (“ICS”) Deposit Placement Agreement within IntraFi Network LLC facilitated by our bank. The ICS program provides the Company with access to FDIC insurance for our total cash held within the ICS. We had an additional $26.9 million in 2-month and 3-month United States Treasury Bills which are fully backed by the United States as of March 31, 2024. We place our remaining cash deposits with high-credit-quality financial institutions. At times, a portion of our cash may be uninsured or in deposit accounts that exceed or are not covered under the Federal Deposit Insurance Corporation limit.

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

On January 1, 2023, we adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments,” which replaced the prior incurred loss impairment model with an expected credit loss impairment model for financial instruments, including accounts receivable. The adoption of ASU 2016-13 did not result in a material cumulative-effect adjustment to retained earnings on January 1, 2023.

We are exposed to credit losses primarily through sales of products and services. We analyze accounts receivable on an individual customer and overall basis through review of historical collection experience and current aging status of our customer accounts. We also consider the financial condition and economic environment of our customers in evaluating the need for an allowance. As of March 31, 2024 and 2023, we had $0.3 million and de minimis in allowance for credit losses, respectively. Allowance for credit losses is included in accounts receivable on the condensed consolidated balance sheets. For the three months ended March 31, 2024 and 2023, we recognized de minimis bad debt expense.

As of March 31, 2024, two customers represented 17% and 12% of the Company’s outstanding accounts receivable balance. As of March 31, 2023, two customers represented 19% and 12% of the Company’s outstanding accounts receivable balance.

Goodwill and Acquired Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill is not amortized, but is reviewed for each reporting unit for impairment annually during the fourth quarter or more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable. Judgments regarding indicators of potential impairment are based on market conditions and operational performance of our business. We may assess our goodwill for impairment initially using a qualitative approach to determine whether conditions exist that indicate it is more likely than not that a reporting unit’s carrying value is greater than its fair value, and if such conditions are identified, then a quantitative analysis will be performed to determine if there is any impairment.

The Company amortizes the cost of definite-lived intangible assets on a straight-line basis over their estimated useful lives of 3 to 10 years. An impairment assessment is performed if events or circumstances occur and may result in the change of the useful lives of the intangible assets.

Other Intangible Assets

Other intangible assets consist of internal-use software. The Company applies the provisions of ASC 350, “Intangibles-Goodwill and Other.” Costs associated with the acquisition of an internal-use software are capitalized when incurred and amortized over the estimated useful life of the license or application, which is generally one to five years. As of March 31, 2024 and December 31, 2023, the balance of other intangible assets was $1.8 million. On the condensed consolidated balance sheets, the December 31, 2023 intangible assets balance was reclassified out of other long-term assets to intangible assets for comparable presentation with current period.

Amortization associated with the other intangibles was $0.1 million and de minimis for the three months ended March 31, 2024 and 2023. The amortization expense is recorded in depreciation, depletion and accretion expense in the condensed consolidated statements of operations and condensed consolidated statements of cash flows.

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

The estimated liability is based on third-party estimates of costs to abandon, including estimated economic lives and external estimates as to the cost to bring the land to a state required by the lease agreements. The Company utilized a discounted rate reflecting management’s best estimate of the credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in the estimated costs, changes in the economic life or if federal or state regulators enact new requirements regarding the abandonment. Accretion expense, which was $0.1 million for the three months ended March 31, 2024 and 2023, is recorded on the condensed consolidated statement of operations in depreciation, depletion and accretion expense. The current portion of the asset retirement obligation, $1.2 million, is recorded within other current liabilities and the long-term portion, $5.8 million, is recorded within other long-term liabilities on the Company's condensed consolidated balance sheets.

Changes in the asset retirement obligations are as follows for the three months ended (in thousands):

	March 31,	March 31,
	2024	2023
Beginning Balance	$2,705	$1,245
Additions to liabilities	4,231	—
Accretion expense	91	18
Ending Balance	$7,027	$1,263

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

As of the dates indicated, our long-term debt consisted of the following (in thousands):

	At March 31, 2024		At December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial liabilities
Outstanding principal amount of the 2023 Term Loan Credit Facility	$173,138	$194,610	$172,820	$182,446	Level 2 – Market Approach
Outstanding principal amount of the ADDT Loan	$146,970	$164,543	$—	$—	Level 2 – Market Approach
Outstanding principal amount of the 2023 ABL Credit Facility	$50,000	$50,000	$—	$—	Level 2 – Quoted Prices
Outstanding principal amount of the of the Deferred Cash Consideration Note	$109,242	$109,242	$—	$—	Level 2 – Market Approach
Outstanding amount of the other indebtedness	$1,949	$1,949	$—	$—	Level 1 – Quoted Prices
•
Our credit agreement with Stonebriar Commercial Finance LLC (“Stonebriar”), pursuant to which Stonebriar extended a $180.0 million single advance seven-year term loan credit facility (the "2023 Term Loan Credit Facility") bears interest at a fixed rate of 9.50%, where its fair value will fluctuate based on changes in interest rates and credit quality. As of March 31, 2024 and December 31, 2023, the fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments. These inputs are not quoted prices in active markets, but they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs.
•
Our ADDT Loan (defined in Note 8 - Debt) with Stonebriar in the aggregate principal amount of $150 million, payable in 76 consecutive monthly installments, bears interest at a fixed rate of 10.86%, where its fair value will fluctuate based on changes in interest rates and credit quality. As of March 31, 2024 the fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments. These inputs are not quoted prices in active markets, but they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs.
•
The carrying amount of the Company’s 2023 ABL Credit Facility (defined in Note 8- Debt) approximated fair value as it bears interest at variable rates over the term of the loan. Therefore, we have classified this long-term debt as Level 2 of the fair value hierarchy.
•
The Deferred Cash Consideration Note (defined in Note 3- Hi-Crush Transaction) entered into in connection with the Hi-Crush Transaction was determined to not be at market. Therefore, in order to record the debt at fair value as of the acquisition date, the Company calculated a discount of $2.6 million. With the adjustment, the fair value of the Deferred Cash Consideration Note approximates the carrying value. We considered the implied debt rating of the Company and the associated interest rates available in the public debt market. Therefore we have classified this long-term debt as Level 2 of the fair value hierarchy.
•
We believe the fair value of our other indebtedness approximates the carrying value. This balance is comprised of equipment financing agreements the Company acquired in the Hi-Crush Transaction. We considered the rates entered into for 2024 equipment financing agreements for the same equipment. Therefore we have classified this long-term debt as Level 1 of the fair value hierarchy.

See Note 8 - Debt for further discussion on our debt arrangements.

Revenues

Under ASC Topic 606 - Revenue from Contracts with Customers (“ASC 606”), revenue recognition is based on the transfer of control, or the customer’s ability to benefit from the services and products in an amount that reflects the consideration expected to be received in exchange for those services and products. In recognizing revenue for products and services, the transaction price is determined from sales orders or contracts with customers.

The Company generates product revenues from the sale of product that customers purchase for use in the oil and gas industry. Revenues are derived from product sold to customers under supply agreements, the terms of which can extend for over one year, and from spot sales through individual purchase orders executed at prevailing market rates. The Company’s product revenues are primarily a function of the price per ton realized and the volumes sold. Pricing structures under the supply agreements are, in certain cases, subject to certain contractual adjustments and consist of a combination of negotiated pricing and fixed pricing. These arrangements may undergo periodic negotiations regarding pricing and volume requirements, which may occur in volatile market conditions.

The Company generates service revenue by providing transportation, storage solutions, equipment rental, and contract labor services to companies in the oil and gas industry. Transportation services typically consist of transporting product from the plant facilities to the wellsite. The amounts invoiced reflect the transportation services rendered. Equipment rental services provide customers with use of the Company's fleet equipment either for a contractual period or for work orders. The amounts invoiced reflect either the contractual monthly minimum, or the length of time the equipment was utilized in the billing period. Labor services provide the customers with supervisory, logistics, or field personnel. The amounts invoiced for storage solutions and contract labor services reflect the amount of time these services were utilized in the billing period. Transportation, storage solutions, equipment rental, and contract labor services are contracted through formal agreements or work orders executed under established pricing terms.

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

Certain of the Company’s contracts contain shortfall provisions that calculate agreed upon fees that are billed when the customer does not meet the minimum purchases over a period of time defined in each contract and when collectability is reasonably certain. As the Company does not have the ability to predict customers’ orders over the period, there are constraints around the ability to recognize the variability in consideration related to this condition. The Company recognized shortfall provision revenue of $0.5 million for the three months ended March 31, 2024, which was recorded in product revenue in the condensed consolidated statements of operations. The Company did not recognize any shortfall revenue for the three months ended March 31, 2023.

The Company’s revenue is generated in Texas, New Mexico, Ohio, and Oklahoma for the three months ended March 31, 2024 and in Texas and New Mexico for the three months ended March 31, 2023. Revenue is disaggregated by product and service sales, no further disaggregation of revenue information is provided.

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

Revenue from make-whole provisions in customer contracts is recognized as other revenue at the end of the defined period when collectability is certain. Customer prepayments in excess of customer obligations remaining on account upon the expiration or termination of a contract are recognized as other operating income during the period in which the expiration or termination occurs.

Deferred Revenues

The Company occasionally receives prepayments from customers for future deliveries of product. These prepayments represent consideration that is unconditional for which the Company has yet to transfer title to the product. Amounts received from customers in advance of product deliveries are recorded as contract liabilities referred to as deferred revenues and are recognized as revenue upon delivery of the product. In connection with the Hi-Crush Transaction, the Company acquired customer prepayments and recognized $13.2 million of deferred revenue as of March 05, 2024. The Company did not recognize any deferred revenue for the three months ended March 31, 2023.

Changes in the deferred revenues balance are as follows (in thousands):

For The Three Months Ended
March 31, 2024
Beginning Balance	$—
Customer prepayment acquired in Hi-Crush acquisition	13,248
Revenue recognized	(558)
Ending Balance	$12,690

The current portion of deferred revenue, $2.8 million, is recorded in other current liabilities and the long-term portion of deferred revenue, $9.9 million, is recorded in other long-term liabilities on the Company’s condensed consolidated balance sheets.

Stock-Based Compensation

We account for stock-based compensation, including grants of incentive units, restricted stock awards, time-based restricted stock units and performance share units, under the measurement and recognition provisions of ASC 718, Compensation – Stock Compensation (“ASC 718”). We account for stock-based compensation by amortizing the fair value of the stock, which is determined at the grant date, on a straight-line basis unless the tranche method is required.

We account for forfeitures as they occur and reverse any previously recognized stock-based compensation expense for the unvested portion of the awards that were forfeited. The number of forfeited shares will be available for purposes of awards under the LTIP. Stock-based compensation expense is recognized as selling, general and administrative expense on the Company’s condensed consolidated statements of operations.

Earnings Per Share

We use the treasury stock method to determine the potential dilutive effect of outstanding restricted stock units and performance share units. We evaluated the potential dilutive effect of Old Atlas Class B Common Stock using the “if-converted” method, noting conversion of Old Atlas Class B Common Stock to Old Atlas Class A Common Stock would not have a dilutive impact to earnings per share. Each share of Old Atlas Class B Common Stock was issued in conjunction with and only as a consequence of the issuance by Atlas Operating of an Operating Unit to a securityholder other than Old Atlas. Old Atlas was a holding company the only assets of which were equity interests in Atlas Operating. Prior to the Up-C Simplification, the earnings of Atlas Operating per unit were attributable to Old Atlas and the other Legacy Owners, as the holders of the outstanding Operating Units. Because each holder of Operating Units other than Old Atlas also held one share of Old Atlas Class B Common Stock, and because Old Atlas consolidated the results of operations of Atlas Operating, the earnings per Operating Unit attributable to the Legacy Owners for the period prior to the Up-C Simplification were derivatively attributable to the corresponding shares of Old Atlas Class B Common Stock held by such Legacy Owners. For that reason, when a Legacy Owner determined to exercise its redemption right and exchange an Operating Unit (and corresponding share of Old Atlas Class B Common Stock), for a share of Old Atlas Class A Common Stock, there was not a dilutive impact to the earnings per share of the Old Atlas Class A Common Stock.

In connection with the Up-C Simplification, each Operating Unit issued and outstanding immediately prior to the effective time of the Mergers (the “Effective Time”), other than Operating Units held by Old Atlas, was exchanged for one share of New Atlas Common Stock, the holders of such Operating Units became stockholders of New Atlas, and all of the Old Atlas Class B Common Stock issued and outstanding immediately prior to the Effective Time was surrendered and cancelled for no consideration. See Note 12 –Earnings Per Share for additional information.

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

The Company uses the asset and liability method for accounting for income taxes and updates its annual effective income tax rate on a quarterly basis. Under this method an estimated annual effective rate is applied to the Company’s year-to-date income excluding discrete items which are recorded when settled. Our effective tax rate may vary quarterly because of the timing of our actual quarterly earnings compared to annual projections which may affect periodic comparisons.

Atlas LLC, the predecessor of Old Atlas, was organized as a limited liability company. As a limited liability company, Atlas LLC has either been treated as a disregarded entity or a partnership for income tax purposes and, therefore, is not subject to U.S. federal income tax. Rather, the U.S. federal income tax liability with respect to the taxable income of Atlas LLC was passed through to its owners.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company evaluates the uncertainty in tax positions taken or expected to be taken in the course of preparing the Financial Statements to determine whether the tax positions are more likely than not of being sustained by the applicable tax authority. However, the conclusions regarding the evaluation are subject to review and may change based on factors including, but not limited to, ongoing analysis of tax laws, regulations, and interpretations thereof. As of March 31, 2024 and December 31, 2023, the Company did not have any liabilities for uncertain tax positions or gross unrecognized tax benefits. Our income tax returns from 2019, 2020, 2021 and 2022 are open to examinations by U.S. federal, state or local tax authorities. The Company cannot predict or provide assurance as to the ultimate outcome of any existing or future examinations.

Recently Issued Accounting Pronouncements Not Yet Effective

Income Taxes- In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions and applies to all entities subject to income taxes. The new standard is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of the Financial Statements and related disclosures.

Segments- In November 2023, the Financial Accounting Standard Board, or FASB, issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The ASU is effective for fiscal years beginning after December 15, 2023 on a retrospective basis, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its Financial Statements and related disclosures.

Disclosure Improvements- In October 2023, the FASB issued ASU 2023-06: Disclosure Improvements- Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which amends U.S. GAAP to reflect updates and simplifications to certain disclosure requirements referred to FASB by the SEC. The targeted amendments incorporate 14 of the 27 disclosures referred by the SEC into Codification. Some of the amendments represent clarifications to, or technical corrections of, the current requirements. ASU 2023-06 could move certain disclosures from the nonfinancial portions of SEC filings to the financial statement notes. Each amendment in ASU 2023-06 will only become effective if the SEC removes the related disclosure or presentation requirement from its existing regulation by June 30, 2027. No amendments were effective at December 31, 2023. The Company is currently evaluating the impact of the Financial Statements and related disclosures.

Note 3 – Hi-Crush Transaction

On March 5, 2024, the Company completed the Hi-Crush Transaction and acquired 100% of Hi-Crush's ownership interest and certain of its wholly-owned subsidiaries. The Hi-Crush Transaction expanded the Company's position as a leading provider of proppant and proppant logistics in the Permian Basin to meet the needs of our large-scale customers in the Permian Basin.

The acquisition-date fair value of the consideration was comprised of the following (in thousands):

Cash to sellers at close	$140,146
Company Transaction Expenses (sellers' transaction expenses) (1)	9,019
Stock consideration (2)	189,082
Deferred Cash Consideration Note (1)	109,253
Stockholders’ Representative Expense Fund (1)	50
Adjustment Holdback Amount (1) (3)	5,338
Total	$452,888

(1) Refer to the Merger Agreement, a copy of which is filed as Exhibit 2.1 to this Report, for definitions of these terms.

(2) Stock consideration is measured at fair value as of the Closing Date by taking the product of (a) the closing shares of 9,711,432 as defined in the Merger Agreement and (b) the low price per share of $19.47 on March 5, 2024, which is in line with ASC 820, “Fair Value Measurement” and company policy as an accounting policy election under ASC 235, “Notes to Financial Statements.”

(3) Represents a cash holdback subject to changes from estimated to actual net working capital amounts that is payable the later of (i) seventy-five days after the closing of the Hi-Crush Transaction and (ii) thirty days after the date that the required Hi-Crush financial statements have been provided to the Company.

The Company has applied the acquisition method of accounting in accordance with ASC 805, “Business Combinations,” and recognized assets acquired and liabilities assumed at their fair values as of the date of acquisition, with the excess purchase consideration recorded to goodwill. The measurements of some assets acquired and liabilities assumed, such as intangible assets were based on inputs that are not observable in the market and thus represent Level 3 inputs, where market data was not readily available. The fair value of acquired property and equipment were based on both available market data and a cost approach. As the Company finalizes the estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period (a period not to exceed 12 months from the acquisition date).

The following table summarizes the preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed (in thousands):

Fair Value
Cash and cash equivalents	$6,982
Accounts receivable	96,393
Inventories	4,235
Spare parts inventories	3,101
Prepaid expenses and other current assets	2,180
Property, plant and equipment	277,584
Intangible assets	111,723
Finance lease right-of-use assets	7,311
Operating lease right-of-use assets	10,868
Other long-term assets	92
Accounts payable	(37,736)
Accrued liabilities	(13,162)
Current portion of long-term debt	(1,914)
Other current liabilities	(14,210)
Long-term debt, net of discount and deferred financing costs	(252)
Deferred tax liabilities	(70,378)
Other long-term liabilities	(21,100)
Goodwill	91,171
Net Assets Acquired	$452,888

The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. The above fair values of assets acquired and liabilities assumed are preliminary and are based on the information that was available as of the reporting date. The Company retained an independent appraiser to determine the fair value of assets acquired and liabilities assumed. In accordance with the acquisition method of accounting, the purchase price of Hi-Crush has been allocated to the acquired assets and assumed liabilities based on their preliminary estimated acquisition date fair values. The fair value estimates were based on income, market and cost valuation methods. The excess of the total consideration over the estimated fair value of the amounts initially assigned to the identifiable assets acquired and liabilities assumed has been recorded as goodwill. In many cases, the determination of the fair values required estimates about discount rates, future expected cash flows and other future events that are based on the Company's best judgment from the information available. The final determination of the fair value of certain assets and liabilities will be completed as soon as the necessary information becomes available but no later than one year from the acquisition date.

The Company’s condensed consolidated statement of operations for the three months ended March 31, 2024 includes revenue of $47.7 million and net income of $9.5 million attributable to the acquired Hi-Crush operations from March 5, 2024 to March 31, 2024. Of the $91.2 million of goodwill recognized, $56.0 million is considered non-deductible goodwill and is primarily attributable to synergies and economies of scale expected from combining Hi-Crush's Permian Basin proppant production and logistics operations with the Company's operations.

The following transactions were recognized separately from the acquisition of assets and assumptions of liabilities in the Hi-Crush Transaction.

•
Transaction costs consisting of legal and professional fees. For the three months ended March 31, 2024, the Company incurred $10.4 million of transaction costs, which were expensed as incurred, and presented in selling, general and administrative expenses in the condensed consolidated statements of operations.
•
In connection with the Hi-Crush Transaction, the Company entered into the First Amendment to Loan, Security and Guaranty Agreement (the “ABL Amendment”) and the First Amendment to Credit Agreement (the “Term Loan Amendment”). See Note 8 – Debt for further information.

Identifiable Intangible Assets Acquired

The following table summarizes key information underlying identifiable intangible assets related to the Hi-Crush Transaction:

	Useful Life (In years)	Fair Value (In thousands)
Customer relationships	10	$96,943
Trade name	3	14,780
Total		$111,723

The preliminary estimate of the fair value of the identifiable intangible assets was determined primarily using the income approach, which requires a forecast of all of the expected future cash flows either through the with or without method or the relief-from-royalty (“RFR”) method. The fair value measurements were primarily based on significant inputs that are not observable in the market and thus represent Level 3 measurements of the fair value hierarchy as defined in ASC 820, “Fair Value Measurements.” Intangible assets consisting of the customer relationships and trade name were valued using the with or without method and the RFR method, respectively, both of which are forms of the income approach.

•
Customer relationships were valued using the with or without method. The with or without method is an approach that considers the hypothetical impact to the projected cash flows of the business if the intangibles asset were not put in place.
•
Trade name was valued using the RFR method. The RFR method of valuation suggests that in lieu of ownership, the acquirer can obtain comparable rights to use the subject asset via a license from a hypothetical third-party owner. The asset’s fair value is the present value of license fees avoided by owning it (i.e., the royalty savings).

Reserves

The preliminary estimate of the fair value of the reserves were valued at $141.4 million using the income approach. Reserves are recorded in property, plant and equipment, net on the Company's condensed consolidated balance sheets. Reserves were valued using the multi-period excess earnings method (“MPEEM”). The MPEEM is an approach where the net earnings attributable to the asset being measured are isolated from other “contributory assets” over the intangible asset’s remaining economic life.

Pro Forma Financial Information

The following table summarizes, on an unaudited pro forma basis, the condensed combined results of operations of the Company for the three months ended March 31, 2024 and 2023, assuming the Hi-Crush Transaction had occurred on January 1, 2023.

	Three Months Ended March 31,
	2024	2023
	(unaudited)
	(In thousands)
Revenue	$307,982	$297,552
Net income	$30,848	$64,208

The foregoing unaudited pro forma results are for informational purposes only and are not necessarily indicative of the actual results of operations that might have occurred had the Hi-Crush Transaction occurred on January 1, 2023, nor are they necessarily indicative of future results.

The unaudited pro forma information for all periods presented includes the following adjustments, where applicable, for business combination accounting effects resulting from the Hi-Crush Transaction: (i) additional amortization expense related to finite-lived intangible assets acquired, (ii) additional interest expense related to financing for the acquisition, (iii) depreciation or depletion expense on property, plant and equipment, (iv) depreciation and interest on finance leases, and (v) the related tax effects assuming that the acquisition occurred on January 1, 2023. No assumptions have been applied to the pro forma results of operations regarding potential operating cost savings or other business synergies expected to be achieved.

The significant nonrecurring adjustments reflected in the unaudited pro-forma consolidated information above include the reclassification of the transaction costs to the earliest period presented.

Note 4 – Goodwill and Acquired Intangible Assets

Goodwill

Changes in the carrying value of goodwill for the three months ended March 31, 2024 are as follows (in thousands):

Balance at December 31, 2023	$—
Hi-Crush Transaction	91,171
Balance at March 31, 2024	$91,171

The Company has applied the acquisition method of accounting in accordance with ASC 805 and recognized assets acquired and liabilities assumed from the Hi-Crush Transaction at their fair value as of the date of acquisition, with the excess purchase consideration recorded to goodwill. As the Company finalizes the estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments to the amount of goodwill may be necessary, refer to Note 3 - Hi-Crush Transaction for further discussion. Goodwill is not amortized, but we perform an annual goodwill impairment test in the fourth quarter and more frequently if events and circumstances indicate that the asset might be impaired.

Acquired Intangible Assets

The following table presents the detail of acquired intangible assets other than goodwill as of March 31, 2024 (in thousands):

	Carrying Amount	Accumulated Amortization	Net
Customer relationships	$96,943	$(703)	$96,240
Trade name	14,780	(358)	14,422
Total	$111,723	$(1,061)	$110,662

Amortization expense recognized during the three months ended March 31, 2024 was $1.1 million and was recorded in selling, general and administrative expenses in the condensed consolidated statements of operations. Refer to Note 3 - Hi-Crush Transaction for additional information over these acquired intangible assets.

Estimated future amortization expense is as follows (in thousands):

Remainder of 2024	$10,966
2025	14,621
2026	14,621
2027	10,568
2028	9,694
2029	9,694
Thereafter	40,498
Total	$110,662

Note 5 – Inventories

Inventories consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$1,733	$441
Work-in-process	8,982	4,937
Finished goods	3,199	1,071
Inventories	$13,914	$6,449

Note 6 – Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Plant facilities associated with productive, depletable properties	$388,941	$243,618
Plant equipment	605,997	489,953
Land	5,377	3,197
Furniture and office equipment	4,097	2,362
Computer and network equipment	2,503	1,648
Buildings and leasehold improvements	35,879	32,558
Logistics equipment	66,663	48,139
Construction in progress	330,376	248,004
Property, plant and equipment	1,439,833	1,069,479
Less: Accumulated depreciation and depletion	(152,328)	(134,819)
Property, plant and equipment, net	$1,287,505	$934,660

Depreciation expense recognized in depreciation, depletion and accretion expense was $14.7 million and $7.0 million for the three months ended March 31, 2024, and 2023, respectively. Depletion expense recognized in depreciation, depletion and accretion expense was $2.5 million and $1.5 million for the three months ended March 31, 2024 and 2023, respectively. Depreciation expense recognized in selling, general and administrative expense was $0.8 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively. The Company did not recognize impairment of long-lived assets or loss on disposal of assets for the three months ended March 31, 2024 and 2023.

Note 7 – Leases

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

The components of lease cost for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$305	$1,467
Interest on lease liabilities	35	575
Operating lease cost	762	262
Variable lease cost	157	211
Short-term lease cost	11,706	5,791
Total lease cost	$12,965	$8,306

Supplemental cash flow and other information related to leases for the three months ended March 31, 2024 and 2023 are as follows (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$294	$286
Operating cash outflows from finance leases	$5	$575
Financing cash outflows from finance leases	$65	$738
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$7,311	$—
Finance leases	$10,868	$7,602

Lease terms and discount rates as of March 31, 2024 and December 31, 2023 are as follows:

	March 31,	December 31,
	2024	2023
Weighted-average remaining lease term:
Operating leases	2.3 years	3.6 years
Finance leases	2.5 years	3.6 years
Weighted-average discount rate:
Operating leases	5.3%	4.7%
Finance leases	5.6%	5.2%

Future minimum lease commitments as of March 31, 2024 are as follows (in thousands):

	Finance	Operating
Remainder of 2024	$2,821	$5,529
2025	3,041	6,462
2026	2,008	2,753
2027	334	815
2028	25	12
Thereafter	—	—
Total lease payments	8,229	15,571
Less imputed interest	531	892
Total	$7,698	$14,679

Supplemental balance sheet information related to our leases as of March 31, 2024 and December 31, 2023 was as follows (in thousands):

	Classification	March 31, 2024	December 31, 2023
Operating Leases
Current operating lease liabilities	Other current liabilities	$6,947	$1,249
Noncurrent operating lease liabilities	Other long-term liabilities	$7,732	$3,498
Finance Leases
Current finance lease liabilities	Other current liabilities	$3,410	$158
Noncurrent finance lease liabilities	Other long-term liabilities	$4,288	$264

On July 31, 2023, Atlas LLC entered into a credit agreement (the “2023 Term Loan Credit Agreement”) with Stonebriar, as administrative agent and initial lender, pursuant to which Stonebriar extended Atlas LLC a term loan credit facility comprising a $180.0 million single advance term loan that was made on July 31, 2023 (the “Initial Term Loan”) and commitments to provide up to $100.0 million of delayed draw term loans (collectively, the “2023 Term Loan Credit Facility”). Proceeds from the 2023 Term Loan Credit Facility were used to repay $133.4 million of 2021 Term Loan Credit Facility principal and accrued interest, terminate $42.8 million of finance lease liabilities, as well as acquire $39.5 million of finance lease assets associated with certain equipment lease arrangements with Stonebriar. There was no gain or loss recognized as a result of this transaction. See Note 8 - Debt for further discussion on the 2023 Term Loan Credit Facility.

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

As of March 31, 2024, we had no additional leases that have not yet commenced. Certain transportation and logistics leases discussed here are a component of the purchase commitments discussed in Note 9 - Commitments and Contingencies.

Note 8 – Debt

Debt consists of the following (in thousands):

	March 31,	December 31,
	2024	2023
2023 Term Loan Credit Facility	$180,000	$180,000
ADDT Loan	148,619	—
2023 ABL Credit Facility	50,000	—
Deferred Cash Consideration Note	111,828	—
Other indebtedness	1,949	—
Less: Debt discount, net of accumulated amortization of $888 and $480, respectively	(10,435)	(6,769)
Less: Deferred financing fees, net of accumulated amortization of $54 and $29, respectively	(662)	(411)
Less: Current portion (a)	(24,129)	—
Long-term debt	$457,170	$172,820
(a) The current portion of long-term debt reflects payments based on the terms of the 2023 Term Loan Credit Facility, the ADDT Loan, and Other Indebtedness.

Deferred Cash Consideration Note

In accordance with the Merger Agreement, the Company issued the Deferred Cash Consideration Note in favor of the Hi-Crush Stockholders in the original aggregate principal amount of $111.8 million, subject to customary purchase price adjustments, and payable in cash or in kind, at Atlas LLC’s election. As discussed in Note 3 - Hi-Crush Transaction, the Deferred Cash Consideration Note was part of the consideration transferred and valued at fair value at the acquisition date. The Deferred Cash Consideration Note will mature on January 31, 2026 and bears interest at a rate of 5.00% per annum if paid in cash, or 7.00% per annum if paid in kind. Interest on the Deferred Cash Consideration Note is payable quarterly in arrears beginning March 29, 2024 through maturity. Interest expense associated with the Deferred Cash Consideration Note was $0.4 million for the three months ended March 31, 2024.

The Deferred Cash Consideration Note included $2.6 million of debt discount and approximately $0.1 million deferred financing costs. The discount and deferred financing costs are a direct reduction from the carrying amount of the debt obligation on the Company’s condensed consolidated balance sheets and are amortized to interest expense using the effective interest method. Interest expense associated with the discount and deferred financing costs were approximately $0.1 million in total for the three months ended March 31, 2024.

Atlas LLC’s obligations under the Deferred Cash Consideration Note are secured by certain of the assets acquired in connection with the Hi-Crush Transaction. The Deferred Cash Consideration Note is also unconditionally guaranteed by Atlas LLC on an unsecured basis.

2023 Term Loan Credit Facility

On July 31, 2023, Atlas LLC entered into the 2023 Term Loan Credit Agreement.

The Initial Term Loan is payable in 84 consecutive monthly installments and a final payment of the remaining outstanding principal balance at maturity. The Initial Term Loan has a final maturity date of July 31, 2030 (the “Maturity Date”). The Initial Term Loan bears interest at a rate equal to 9.50% per annum.

Each delayed draw term loan (the “DDT Loans”) under the 2023 Term Loan Credit Facility will be payable in equal monthly installments, with the monthly installments comprising 80% of the DDT Loan and a final payment of the remaining 20% of the outstanding principal balance due at maturity, unless earlier prepaid. The DDT Loans will bear interest at a rate equal to the applicable Term SOFR Rate as of each Delayed Draw Funding Date (each as defined in the 2023 Term Loan Credit Agreement) plus 5.95% per annum. All monthly installments with respect to the Initial Term Loan and the DDT Loans payable on or prior to January 1, 2025 will be interest only. Interest expense associated with the debt was $4.3 million for the three months ended March 31, 2024.

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

Proceeds from the 2023 Term Loan Credit Facility were used to repay outstanding indebtedness under our previous 2021 Term Loan Credit Facility with Stonebriar, to repay obligations outstanding under certain equipment lease arrangements with Stonebriar and for general corporate purposes. As of March 31, 2024, Atlas LLC was in compliance with the covenants of the 2023 Term Loan Credit Facility.

The 2023 Term Loan Credit Facility is unconditionally guaranteed, jointly and severally, by Atlas LLC and its subsidiaries and secured by substantially all of the assets of Atlas LLC and its subsidiaries. The 2023 Term Loan Credit Facility is unconditionally guaranteed on an unsecured basis by Atlas Energy Solutions Inc.

First Amendment to the 2023 Term Loan Credit Agreement

On February 26, 2024, the Company, Atlas LLC and certain other subsidiaries of the Company entered into the Term Loan Amendment, among Company, Atlas LLC, the lenders party thereto and Stonebriar, as administrative agent, which amends the 2023 Term Loan Credit Agreement.

The Term Loan Amendment provided an additional DDT Loan (the “ADDT Loan”) in the aggregate principal amount of $150.0 million with interest (computed on the basis of a 365-day year for the actual number of days elapsed) on the unpaid principal amount thereof from and including the date of the amendment until paid in full at the rate per annum equal to 10.86%. The ADDT Loan is payable in 76 consecutive monthly installments of combined principal and interest each in the amount of $2.7 million commencing April 1, 2024 and continuing up to and including August 1, 2030. There was interest expense of $1.4 million for the three months ended March 31, 2024.

The ADDT Loan included $1.5 million of debt discount and $0.2 million in deferred financing costs. The discount and deferred financing costs are a direct reduction from the carrying amount of the debt obligation on the Company’s condensed consolidated balance sheets and are amortized to interest expense using the effective interest method. Interest expense associated with the discount and deferred financing costs were de minimis in total for the three months ended March 31, 2024.

2023 ABL Credit Facility

On February 22, 2023, Atlas LLC, certain of its subsidiaries, as guarantors, Bank of America, N.A., as administrative agent (the “ABL Agent”), and certain financial institutions party thereto as lenders (the “2023 ABL Lenders”) entered into a Loan, Security and Guaranty Agreement (the “2023 ABL Credit Agreement”) pursuant to which the 2023 ABL Lenders provide revolving credit financing to the Company in an aggregate principal amount of up to $75.0 million (the “2023 ABL Credit Facility”), with Availability (as defined in the 2023 ABL Credit Agreement) thereunder subject to a “Borrowing Base” as described in the 2023 ABL Credit Agreement. The 2023 ABL Credit Facility includes a letter of credit sub-facility, which permits issuance of letters of credit up to an aggregate amount of $25.0 million. The scheduled maturity date of the 2023 ABL Credit Facility is February 22, 2028; provided that the 2023 ABL Credit Facility will mature on June 30, 2027 if any amount of the 2023 Term Loan Credit Facility that has a maturity date less than 91 days prior to February 22, 2028 is outstanding on June 30, 2027.

Atlas LLC may also request swingline loans under the 2023 ABL Credit Agreement in an aggregate principal amount not to exceed $7.5 million. During the three months ended March 31, 2024 and the year ended December 31, 2023, Atlas LLC had no outstanding swingline loans under the 2023 ABL Credit Facility.

Borrowings under the 2023 ABL Credit Facility bear interest, at Atlas LLC’s option, at either a base rate or Term SOFR, as applicable, plus an applicable margin based on average availability as set forth in the 2023 ABL Credit Agreement. Term SOFR loans bear interest at Term SOFR for the applicable interest period plus an applicable margin, which ranges from 1.50% to 2.00% per annum based on average availability as set forth in the 2023 ABL Credit Agreement. Base rate loans bear interest at the applicable base rate, plus an applicable margin, which ranges from 0.50% to 1.00% per annum based on average availability as set forth in the 2023 ABL Credit Agreement. In addition to paying interest on outstanding principal under the 2023 ABL Credit Facility, Atlas LLC is required to pay a commitment fee which ranges from 0.375% per annum to 0.500% per annum with respect to the unutilized commitments under the 2023 ABL Credit Facility, based on the average utilization of the 2023 ABL Credit Facility. Atlas LLC is required to pay customary letter of credit fees, to the extent that one or more letter of credit is outstanding. For the three months ended March 31, 2024 and 2023, we recognized $0.4 million and de minimis of interest expense, unutilized commitment fees and other fees under the 2023 ABL Credit Facility, classified as interest expense, respectively.

The Borrowing Base was initially set at $75.0 million and the amount of available credit changes every month, depending on the amount of eligible accounts receivable and inventory we have available to serve as collateral. With the First Amendment to the 2023 ABL Credit Agreement, discussed below, the Borrowing Base increased to $125.0 million. The Borrowing Base components are subject to customary reserves and eligibility criteria.

On March 5, 2024, the Company drew down $50.0 million under the 2023 ABL Credit Facility to for general corporate purposes. The draw included $0.3 million in debt issuance costs and $0.2 million in deferred financing costs. These costs are recorded under other long-term assets on the condensed consolidated balance sheets and are amortized on a straight-line basis over the life of the agreement. Interest expense associated with the amortization of these costs was de minimis for the three months ended March 31, 2024.

As of March 31, 2024, Atlas LLC had $50.0 million in outstanding borrowings and $1.2 million in outstanding letters of credit under the 2023 ABL Credit Facility.

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

The 2023 ABL Credit Facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of March 31, 2024, the Company was in compliance with the covenants under the 2023 ABL Credit Facility.

The 2023 ABL Credit Facility is unconditionally guaranteed, jointly and severally, by Atlas LLC and its subsidiaries and secured by substantially all of the assets of Atlas LLC and its subsidiaries.

First Amendment to the 2023 ABL Credit Agreement

On February 26, 2024, Atlas LLC and certain other subsidiaries of the Company entered into the ABL Amendment, among Atlas LLC, the subsidiary guarantors party thereto, the lenders party thereto and the ABL Agent, which amends the 2023 ABL Credit Agreement.

The ABL Amendment increased the revolving credit commitment to $125.0 million. The existing lenders increased their commitment by $25.0 million which resulted in a debt modification under ASC 470, “Debt.” The ABL Amendment also added a new lender with a $25.0 million commitment, thus creating a new debt arrangement under ASC 470, “Debt.” The deferred financing costs and debt issuance cost will be amortized on a prospective basis over the term of the agreement. The maturity date of the ABL Credit Agreement was extended from February 22, 2028 to the earliest of (a) February 26, 2029; (b) the date at that is 91 days prior to the maturity date for any portion of the Term Loan Debt; or (c) any date on which the aggregate Commitments terminate hereunder.

The ABL Amendment requires that if Availability is less than the greater of (i) 12.50% of the Borrowing Base and (ii) $12.5 million, Atlas LLC must maintain a Fixed Charge Coverage Ratio (as defined in the 2023 ABL Credit Agreement) of at least 1.00 to 1.00 while a Covenant Trigger Period (as defined in the 2023 ABL Credit Agreement) is in effect.

Under the ABL Amendment, Atlas LLC is permitted to make payments of dividends and distributions pursuant to certain limited exceptions and baskets set forth therein and otherwise generally subject to certain restrictions described therein, including that (i) no Event of Default (as defined under the 2023 ABL Credit Agreement) has occurred and is continuing, and (ii) no loans and no more than $7.5 million in letters of credit that have not been cash collateralized are outstanding, and liquidity exceeds $30.0 million at all times during the 30 days prior to the date of the dividend or distribution; provided that if any loans are outstanding or outstanding letters of credit exceed $7.5 million and no Event of Default has occurred and is continuing, then Atlas LLC is permitted to make payments of dividends and distributions if, (i) Specified Availability (as defined under the 2023 ABL Credit Agreement) is higher than the greater of (a) $20.0 million and (b) 20% of the pro forma Borrowing Base then in effect and during the 30 days prior to the date of the dividend or distribution as if such dividend or distribution had been made at the beginning of such period, or if (ii) (a) Specified Availability is higher than the greater of (x) $15.0 million and (y) 15% of the pro forma Borrowing Base then in effect and during the 30 days prior to the date of the dividend or distributions as if such dividend or distribution had been made at the beginning of such period and (b) the Fixed Charge Coverage Ratio (as defined under the 2023 ABL Credit Agreement), as calculated on a pro forma basis, is greater than 1.00 to 1.00, as provided under the 2023 ABL Credit Agreement. Additionally, Atlas LLC may make additional payments of dividends and distributions in qualified equity interests and may make Permitted Tax Distributions (as defined under the 2023 ABL Credit Agreement).

Other Indebtedness

The Company has other Indebtedness of $1.9 million of equipment finance notes as of March 31, 2024. These equipment finance notes have terms ending in July 2024 through June 2025 and interest rates ranging from 1.99% to 3.24%.

Note 9 – Commitments and Contingencies

Royalty Agreements

The Company has entered into royalty agreements under which it is committed to pay royalties on sand sold from its production facilities for which the Company has received payment by the customer. Atlas LLC entered into a royalty agreement associated with its leased property at the Kermit facility and a mining agreement associated with its leased property at the Monahans facility, in each case, with The Sealy & Smith Foundation, a related party. The royalty agreement associated with the Kermit facility terminated on the date of our IPO, pursuant to the terms of the agreement. Under the mining agreement associated with the Monahans facility, we are committed to pay royalties on product sold from that facility and are required to pay a minimum royalty of $1.0 million for any lease year following our IPO. In connection with the Hi-Crush Transaction, the acquired OnCore distributed mining network has royalty agreements based on tonnage.

On March 1, 2024, the Company entered into a pooling agreement with the General Land Office of Texas (“GLO”) that establishes a pooled unit consisting of land the Company owns in fee own and land the Company leases at the Kermit property. The pooling agreement has a current effective blended royalty rate of 5.86% on Kermit plant sales. This pooling agreement increases our operational flexibility by establishing a framework to efficiently mine across our fee owned lands and leased lands interchangeably.

Royalty expense associated with these agreements is recorded as the product is sold and is included in costs of sales. Royalty expense associated with these agreements were less than 10% of cost of sales for the three months ended March 31, 2024, and totaled between 10% and 15% of cost of sales for the three months ended March 31, 2023.

Standby Letters of Credit

As of March 31, 2024 and December 31, 2023, we had $1.2 million and $1.1 million outstanding in standby letters of credit issued under the 2023 ABL Credit Facility, respectively.

Purchase Commitments

In connection with the construction of the Dune Express and construction of the second facility at the Kermit location, we enter short-term purchase obligations for products and services. We expect to use the remaining $29.3 million of the net proceeds from the IPO and cash flow from operations to fund the obligations over the next approximately 9 months.

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

Note 10 – Stockholders Equity

Common Stock

The Company is authorized to issue 500,000,000 shares of preferred stock and 1,500,000,000 shares of Common Stock. On March 5, 2024, the Company issued 9,711,432 shares of Common Stock as consideration in the Hi-Crush Transaction. As of March 31, 2024, there were 109,850,496 shares of Common Stock issued and outstanding and no shares issued or outstanding of preferred stock.

Dividends and Distributions

On February 8, 2024, the Company declared a dividend of $0.21 per share (base dividend of $0.16 per share and a variable dividend of $0.05 per share) of Common Stock. The dividend was paid on February 29, 2024 to holders of record of Common Stock as of the close of business on February 22, 2024.

On May 6, 2024, the Company declared a dividend. See Note 15 – Subsequent Events for additional information.

Note 11 – Stock-Based Compensation

LTIP

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

In connection with the assumption of the LTIP, the Company also assumed the remaining share reserves available for issuance under the LTIP, subject to applicable adjustments to relate to the Company's Common Stock. Subject to adjustment in accordance with the terms of the LTIP, 10,270,000 shares of Common Stock have been reserved for issuance pursuant to awards under the LTIP. If an award under the LTIP is forfeited, settled for cash or expires without the actual delivery of shares, any shares subject to such award will again be available for new awards under the LTIP. The LTIP will be administered by the Compensation Committee (the “Compensation Committee”) of the Board. We had 7,447,876 shares of the Company's Common Stock and 9,519,111 shares of Old Atlas Class A Common Stock available for future grants as of March 31, 2024 and 2023, respectively. We account for the awards granted under the LTIP as compensation cost measured at the fair value of the award on the date of grant.

Restricted Stock Units

RSUs represent the right to receive shares of New Atlas Common Stock at the end of the vesting period in an amount equal to the number of RSUs that vest. The granted RSUs vest and become exercisable with respect to employees in three equal installments starting on the first anniversary of the date of grant and, with respect to directors, on the one-year anniversary of the date of grant, so long as the participant either remains continuously employed or continues to provide services to the Board, as applicable. The RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases providing services to the Company prior to the date the award vests. If the participant’s employment with or service to the Company is terminated for cause or without good reason prior to the vesting of all of the RSUs, and unless such termination is a “Qualifying Termination” or due to a “Change in Control” as defined in the applicable RSU agreement, any unvested RSUs will generally terminate automatically and be forfeited without further notice and at no cost to the Company. In the event the Company declares and pays a dividend in respect of its outstanding shares of Common Stock and, on the record date for such dividend, the participant holds RSUs that have not been settled, we will record the amount of such dividend in a bookkeeping account and pay to the participant an amount in cash equal to the cash dividends the participant would have received if the participant was the holder of record, as of such record date, of a number of shares of Common Stock equal to the number of RSUs held by the participant that had not been settled as of such record date, such payment to be made on or within 60 days following the date on which such RSUs vest. The stock-based compensation expense of such RSUs was determined using the closing prices on the grant date. We account for forfeitures as they occur. We recognized stock-based compensation related to RSUs of $3.2 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively. Changes in non-vested RSUs outstanding under the LTIP during the three months ended March 31, 2024 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2023	1,636,173	$21.04
Granted	319,572	$20.79
Vested	(113,480)	$16.10
Forfeited	—	$—
Non-vested at March 31, 2024	1,842,265	$21.30

We granted 319,572 and 260,722 RSUs during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there was $33.9 million of unrecognized compensation expense relating to outstanding RSUs. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.5 years.

Performance Share Units

Performance share units (“PSUs”) represent the right to receive one share of Common Stock multiplied by the number of PSUs that become earned, and the number of PSUs that may vest range from 0% to 200% of the Target PSUs (as defined in the Performance Share Unit Grant Agreement governing the PSUs (the “PSU Agreement”)), subject to the Compensation Committee’s discretion to increase the ultimate number of vested PSUs above the foregoing maximum level. Each PSU also includes a tandem dividend equivalent right, which is a right to receive an amount equal to the cash dividends made with respect to a share of Common Stock during the Performance Period (as defined in the PSU Agreement), which will be adjusted to correlate to the number of PSUs that ultimately become vested pursuant to the PSU Agreement. 367,573 PSUs (based on target) were granted on March 22, 2024 (the “2024 PSUs”). The Performance Goals (as defined in the PSU Agreement) for the 2024 PSUs are based on a combination of Return on Capital Employed (“ROCE”) and “Relative TSR” (each, as defined in the PSU Agreement), with 25% weight applied to ROCE and 75% weight applied to Relative TSR, each as measured during the three-year Performance Period ending December 31, 2026. The vesting level is calculated based on the actual total stockholder return achieved during the Performance Period. The fair value of such PSUs was determined using a Monte Carlo simulation and will be recognized over the applicable Performance Period. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award. Expected volatilities in the model were estimated using a historical period consistent with the Performance Period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant. We recognized stock-based compensation related to PSUs of $1.0 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively. Changes in non-vested PSUs outstanding under the LTIP during the three months ended March 31, 2024 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2023	473,223	$20.19
Granted	367,573	$30.02
Vested	—	$—
Forfeited	—	$—
Non-vested at March 31, 2024	840,796	$24.49

We granted 367,573 and 490,167 PSUs during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there was $16.9 million of unrecognized compensation expense relating to outstanding PSUs. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of 2.3 years.

Note 12 – Earnings per Share

Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period. Diluted earnings per share measures the performance of an entity over the reporting period while giving effect to all potentially dilutive shares of Common Stock that were outstanding during the period. The Company uses the treasury stock method to determine the potential dilutive effect of vesting of its outstanding RSUs and PSUs. The Company does not use the two-class method as the Old Atlas Class B Common Stock, was, and the unvested RSUs, and PSU awards are nonparticipating securities. During 2023, the issuance of Old Atlas Class A Common Stock in exchange for Operating Units held by the Legacy Owners (and their corresponding shares of Old Atlas Class B Common Stock) did not have a dilutive effect on EPS and was not recognized in dilutive earnings per share calculations.

As a result of the Up-C Simplification, the Company’s previous dual class structure was eliminated and the Company now trades under a single class of Common Stock. Please see Note 2 - Summary of Significant Accounting Policies -Earnings Per Share for more information.

For the three months ended March 31, 2023, the Company's EPS calculation includes only its share of net income for the period subsequent to the IPO, and omits income prior to the IPO. In addition, the basic weighted average shares outstanding calculation is based on the actual days during which the shares were outstanding from the date of our IPO through March 31, 2023.

The following table reflects the allocation of net income to common stockholders and EPS computations for the period indicated based on a weighted average number of shares of Common Stock outstanding for the three months ended March 31, 2024 and 2023 (in thousands, except per share data):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2024	2023
Numerator:
Net income	$26,787	$62,905
Less: Pre-IPO net income attributable to Atlas Sand Company, LLC		54,561
Less: Net income attributable to redeemable noncontrolling interest		6,610
Net income attributable to Atlas Energy Solutions Inc.	$26,787	$1,734
Denominator:
Basic weighted average shares outstanding	102,931	57,148
Dilutive potential of restricted stock units	42	260
Dilutive potential of performance share units	849	—
Diluted weighted average shares outstanding (1)	$103,822	$57,408

Basic EPS attributable to holders of Common Stock	$0.26	$0.03
Diluted EPS attributable to holders of Common Stock (1)	$0.26	$0.03
(1) Shares of Old Atlas Class A Common Stock issued in exchange for Operating Units did not have a dilutive effect on EPS and were not included in the EPS calculation.

Note 13 – Income Taxes

Atlas Inc. is a corporation and is subject to U.S. federal, state and local income taxes. In March 2023, Atlas Inc. completed its initial public offering of 18,000,000 shares of Old Atlas Class A Common Stock at a price to the public of $18.00 per share. The tax implications of the Reorganization, the IPO and the tax impact of Atlas Inc.’s status as a taxable corporation subject to U.S. federal income tax have been reflected in the accompanying Financial Statements. On March 13, 2023, the date on which the Company completed the IPO, a corresponding deferred tax liability of approximately $27.5 million was recorded associated with the differences between the tax and book basis of the investment in Atlas LLC. The offset of the deferred tax liability was recorded to additional paid-in capital.

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

The effective combined U.S. federal and state income tax rate for the three months ended March 31, 2024 and 2023 was 22.9% and 10.9%, respectively. During the three months ended March 31, 2024 and 2023 we recognized income tax expense of $7.9 million and $7.7 million, respectively.

Total income tax expense for the three months ended March 31, 2024 differed from amounts computed by applying the U.S. federal statutory tax rate of 21% to pre-tax book income for those periods due to state taxes, the benefit of percentage depletion in excess of basis, expense of Section 162(m) nondeductible compensation and non deductible transaction costs

Total income tax expense for the three months ended March 31, 2023 differed from amounts computed by applying the U.S. federal statutory tax rate of 21% to pre-tax book income for those periods due to state taxes, income associated with the Pre-IPO period, and income associated with the non-controlling interest.

Note 14 – Related-Party Transactions

Brigham Oil & Gas, LLC

Atlas LLC has sold proppant to a customer, Brigham Oil & Gas, LLC (“Brigham Oil & Gas”), which is controlled by our Executive Chairman, Bud Brigham. For the three months ended March 31, 2024 and 2023, the Company made no sales to this related party. As of March 31, 2024 and December 31, 2023, we had no outstanding accounts receivable with Brigham Oil & Gas.

Brigham Land Management LLC

Brigham Land Management LLC (“Brigham Land”) provides us with landman services for certain of our projects and initiatives. The services are provided on a per hour basis at market prices. Brigham Land is owned and controlled by Vince Brigham, an advisor to the Company and the brother of our Executive Chairman, Bud Brigham. For the three months ended March 31, 2024 and 2023, we made aggregate payments to Brigham Land equal to approximately $0.2 million and $0.2 million, respectively. As of March 31, 2024 and December 31, 2023, our outstanding accounts payable to Brigham Land was $0.1 million and $0.2 million, respectively.

Brigham Earth, LLC

Brigham Earth, LLC (“Brigham Earth”) provides us with professional and consulting services as well as access to certain information and software systems. Brigham Earth is owned and controlled by our Executive Chairman, Bud Brigham. For the three months ended March 31, 2024 and 2023, our aggregate payments to Brigham Earth for these services were approximately $0.2 million and $0.1 million, respectively. As of March 31, 2024 and December 31, 2023, we had de minimis accounts payable to Brigham Earth, respectively.

Anthem Ventures, LLC

Anthem Ventures, LLC (“Anthem Ventures”) provides us with transportation services. Anthem Ventures is owned and controlled by our Executive Chairman, Bud Brigham. For the three months ended March 31, 2024 and 2023, our aggregate payments to Anthem Ventures for these services were approximately $0.1 million and $0.1 million, respectively. As of March 31, 2024 and December 31, 2023, our outstanding accounts payable to Anthem Ventures was $0.1 million and $0.1 million, respectively.

In a Good Mood

In a Good Mood, LLC (“In a Good Mood”) provides the Company with access, at cost, to reserved space in the Moody Center in Austin, Texas for concerts, sporting events and other opportunities as a benefit to our employees and for business entertainment. In a Good Mood is owned and controlled by our Executive Chairman, Bud Brigham. For the three months ended March 31, 2024 and 2023, our aggregate payments to In a Good Mood for these services were approximately $0.1 million and de minimis, respectively. As of March 31, 2024 and December 31, 2023, we did not have an outstanding accounts payable balance with this related party.

The Sealy & Smith Foundation

Refer to Note 9 – Commitments and Contingencies for disclosures related to the Company’s royalty agreement and mining agreement with The Sealy & Smith Foundation, a related party.

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

Stockholders’ Agreement

In connection with the closing of the IPO, we entered into a stockholders’ agreement (the “Original Stockholders’ Agreement”) with certain of our Legacy Owners (the “Principal Stockholders”). Among other things, the Original Stockholders’ Agreement provides our Executive Chairman, Bud Brigham, the right to designate a certain number of nominees for election or appointment to our Board as described below according to the percentage of Common Stock held by such Principal Stockholders.

Pursuant to the Original Stockholders’ Agreement, we are required to take all necessary actions, to the fullest extent permitted by applicable law (including with respect to any fiduciary duties under Delaware law), to cause the election or appointment of the nominees designated by Mr. Brigham or his affiliates, and each of the Principal Stockholders agreed to cause its respective shares of Common Stock to be voted in favor of the election of each of the nominees designated by Mr. Brigham or his affiliates. Mr. Brigham or his affiliates will be entitled to designate the replacement for any of his respective board designees whose board service terminates prior to the end of such director’s term.

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

Up-C Simplification

Refer to Note 1 – Business and Organization for disclosures related to the Company’s Up-C Simplification.

Note 15 – Subsequent Events

On April 14, 2024, a mechanical fire occurred at the Company's mine in Kermit, Texas. The fire primarily impacted the “feed system” of the processing facility, which transports sand from the dryers and separators to storage silos. The Company has filed an insurance claim and is currently reviewing available coverage and the financial impact of the incident.

On May 6, 2024, the Company declared a dividend of $0.22 per share (base dividend of $0.16 per share and a variable dividend of $0.06 per share) of Common Stock. The dividend will be payable on May 23, 2024 to holders of record of Common Stock as of the close of business on May 16, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the financial statements and related notes presented in this Quarterly Report on Form 10-Q (this “Report”), as well as our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report”), filed with the Securities and Exchange Commission (the “SEC”), on February 27, 2024.

Unless the context otherwise requires, references to “New Atlas” are to Atlas Energy Solutions Inc. following the completion of the Up-C Simplification (as defined below), references to “Old Atlas” are to Atlas Energy Solutions Inc. prior to the completion of the Up-C Simplification, references to “Atlas Inc.” are to Old Atlas for reporting periods prior to the completion of the Up-C Simplification and to New Atlas following the completion of the Up-C Simplification, and references to the “Company,” “we,” “us,” and like expressions are to Atlas Inc. together with its subsidiaries, including Atlas Sand Company, LLC (“Atlas LLC”), the predecessor of Old Atlas. References to “Atlas Operating” are to Atlas Sand Operating, LLC, a wholly-owned subsidiary of Atlas Inc. and the direct parent company of Atlas LLC.

Cautionary Note Regarding Forward-Looking Statements

This Report contains forward-looking statements that are subject to risks and uncertainties. All statements, other than statements of historical fact included in this Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Report, the words “may,” “forecast,” “continue,” “could,” “would,” “will,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the section titled “Risk Factors” included in this Report and in our Annual Report. By their nature, forward-looking statements involve known and unknown risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Although we believe that the forward-looking statements contained in this Report are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:

•
our ability to successfully integrate the business of Hi-Crush Inc., a Delaware corporation (“Hi-Crush”), following completion of the Hi-Crush Transaction;
•
the extent of the damage to the Kermit facility resulting from the fire that occurred on Sunday, April 14, 2024, the required repairs and the cost and timeline of such repairs;
•
the timing of the Kermit facility’s return to service and its utilization;
•
our ability to continue operations during the pendency of repairs to the Kermit facility;
•
the availability and extent of insurance coverage for the damages to the Kermit facility resulting from the fire;
•
the ultimate impact of the Kermit facility incident on the Company’s future performance;
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
•
the effects of litigation;
•
plans, objectives, expectations and intentions described in this Report that are not historical; and

•
other factors discussed elsewhere in this Report, including in Item 1A. “Risk Factors.”

We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, the risks described under the section titled “Item 1A. Risk Factors” in this Report and the risk factors disclosed under the heading “Risk Factors” included in our Annual Report.

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

Overview

We are a low-cost producer of high-quality, locally sourced 100 mesh and 40/70 sand used as a proppant during the well completion process. Proppant is necessary to facilitate the recovery of hydrocarbons from oil and natural gas wells. One hundred percent of Atlas LLC’s sand reserves are located in Winkler and Ward Counties, Texas, within the Permian Basin, and our operations consist of proppant production and processing facilities, including two facilities near Kermit, Texas (together, the “Kermit facility”) and a third facility near Monahans, Texas (the “Monahans facility”). As part of the Hi-Crush Transaction, defined under “—Recent Developments” below, we acquired additional facilities near Kermit and the OnCore distributed mining network, adding approximately 12 million tons of annual production capacity. As of March 31, 2024, our combined annual production capacity is approximately 28 million tons.

We also operate a logistics platform that is designed to increase the efficiency, safety and sustainability of the oil and natural gas industry within the Permian Basin. This includes our fleet of fit-for-purpose trucks and trailers and will include the Dune Express, an overland conveyor infrastructure solution currently under construction. As part of the Hi-Crush Transaction, we expanded our logistics offering through the addition of Pronghorn, a leading multi-basin provider of proppant logistics and wellsite services.

Our Predecessor

The predecessor of Atlas Inc. consists of Atlas LLC and certain of its wholly-owned subsidiaries: Atlas Sand Employee Holding Company, LLC; Atlas Sand Employee Company, LLC; Atlas OLC Employee Company, LLC; Atlas Construction Employee Company, LLC; Fountainhead Logistics Employee Company, LLC; Atlas Sand Construction, LLC; OLC Kermit, LLC; OLC Monahans, LLC; and Fountainhead Logistics, LLC on a consolidated basis (all of which we refer to collectively as “Atlas Predecessor”). Historical periods for Atlas Predecessor are presented on a consolidated basis given the common control ownership. Unless otherwise indicated, the historical condensed consolidated financial information included in this Report presents the historical financial information of Atlas Predecessor. Historical condensed consolidated financial information is not indicative of the results that may be expected in any future periods.

The Up-C Simplification

On October 2, 2023, Old Atlas and the Company completed the Up-C Simplification contemplated by a master reorganization agreement (the “Master Reorganization Agreement”), dated as of July 31, 2023, by and among New Atlas, Old Atlas, Atlas Operating, AESI Merger Sub Inc., a Delaware corporation (“PubCo Merger Sub”), Atlas Operating Merger Sub, LLC, a Delaware limited liability company (“Opco Merger Sub” and, together with PubCo Merger Sub, the “Merger Subs”), and Atlas Sand Holdings, LLC, in order to, among other things, reorganize under a new public holding company (the “Up-C Simplification”).

Pursuant to the Master Reorganization Agreement, (a) PubCo Merger Sub merged with and into Old Atlas (the “PubCo Merger”), as a result of which (i) each share of Old Atlas’s Class A common stock, par value $0.01 per share (the “Old Atlas Class A Common Stock”), then issued and outstanding was exchanged for one share of New Atlas’s common stock, par value $0.01 per share (the “Common Stock”), (ii) all of the shares of Old Atlas’s Class B common stock, par value $0.01 per share, then issued and outstanding were surrendered and cancelled for no consideration and (iii) Old Atlas survived the PubCo Merger as a direct, wholly owned subsidiary of New Atlas; and (b) Opco Merger Sub merged with and into Atlas Operating (the “Opco Merger” and, together with the PubCo Merger, the “Mergers”), as a result of which (i) each common unit representing a membership interest in Atlas Operating (each, an “Operating Unit”) then issued and outstanding, other than those Operating Units held by Old Atlas, was exchanged for one share of Common Stock and (ii) Atlas Operating became a wholly-owned subsidiary of New Atlas.

Recent Developments

Hi-Crush Transaction

On March 5, 2024 (the “Closing Date”), the Company consummated the previously announced transaction (the “Hi-Crush Transaction”) pursuant to that certain Agreement and Plan of Merger, dated February 26, 2024 (the “Merger Agreement”), by and among the Company, Atlas LLC, as purchaser, Wyatt Merger Sub 1 Inc., a Delaware corporation and direct, wholly-owned subsidiary of Atlas LLC, Wyatt Merger Sub 2, LLC, a Delaware limited liability company and direct, wholly-owned subsidiary of Atlas LLC, Hi-Crush, each stockholder that executed the Merger Agreement or a joinder thereto (each a “Hi-Crush Stockholder” and, collectively, the “Hi-Crush Stockholders”), Clearlake Capital Partners V Finance, L.P., solely in its capacity as the Hi-Crush Stockholders’ representative, and HC Minerals Inc., a Delaware corporation (collectively, the “Parties”), pursuant to which the Company acquired Hi-Crush’s Permian Basin proppant production and logistics businesses and operations in exchange for (i) cash consideration of $140.1 million, (ii) 9.7 million shares of the Common Stock (the “Stock Consideration”), issued at the closing of the transaction, and (iii) a secured PIK toggle seller note in an initial aggregate principle amount of $111.8 million with a final maturity date of January 31, 2026 (the “Deferred Cash Consideration Note”). For further discussion, refer to Note 3 - Hi-Crush Transaction of the unaudited condensed consolidated financial statements (the “Financial Statements”) included elsewhere in this Report.

The foregoing description of the Hi-Crush Transaction and the Merger Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, a copy of which is filed as Exhibit 2.1 to this Report.

Kermit Facility Operational Update

On April 14, 2024, a mechanical fire occurred at the Company's mine in Kermit, Texas. The fire primarily impacted the “feed system” of the processing facility, which transports sand from the dryers and separators to storage silos. The Company has filed an insurance claim and is currently reviewing available coverage and the financial impact of the incident.

Financial Developments

Deferred Cash Consideration Note

In accordance with the Merger Agreement, the Company issued the Deferred Cash Consideration Note, which is subject to customary purchase price adjustments and payable in cash or in kind, at Atlas LLC’s election. The Deferred Cash Consideration Note will mature on January 31, 2026 and bears interest at a rate of 5.00% per annum if paid in cash, or 7.00% per annum if paid in kind. Interest on the Deferred Cash Consideration Note is payable quarterly in arrears beginning March 29, 2024 through maturity. Interest expense associated with the Deferred Cash Consideration Note was $0.4 million for the three months ended March 31, 2024.

The Deferred Cash Consideration Note included $2.6 million of debt discount and approximately $0.1 million deferred financing costs. The discount and deferred financing costs are a direct reduction from the carrying amount of the debt obligation on the Company’s condensed consolidated balance sheets and are amortized to interest expense using the effective interest method. Interest expense associated with the discount and deferred financing costs were approximately $0.1 million in total for the three months ended March 31, 2024.

Atlas LLC’s obligations under the Deferred Cash Consideration Note are secured by certain of the assets acquired in connection with the Hi-Crush Transaction. The Deferred Cash Consideration Note is also unconditionally guaranteed by Atlas LLC on an unsecured basis.

First Amendment to the 2023 Term Loan Credit Agreement

On February 26, 2024, the Company, Atlas LLC and certain other subsidiaries of the Company entered into the First Amendment to Credit Agreement (the “Term Loan Amendment”), among Company, Atlas LLC, the lenders party thereto and Stonebriar Commercial Finance LLC (“Stonebriar”), as administrative agent (the “Term Agent”), which amends the 2023 Term Loan Credit Agreement (as defined below under “Debt Agreements ”).

The Term Loan Amendment provided an additional delayed draw term loan (the “ADDT Loan”), in the aggregate principal amount of $150.0 million with interest (computed on the basis of a 365-day year for the actual number of days elapsed) on the unpaid principal amount thereof from and including the date of amendment until paid in full at the rate of 10.86% per annum. The ADDT Loan is payable in 76 consecutive monthly installments of combined principal and interest, each in the amount of $2.7 million commencing April 1, 2024 and continuing up to and including August 1, 2030. There was interest expense of $1.4 million for the three months ended March 31, 2024.

The ADDT Loan included $1.5 million of debt discount $0.2 million deferred financing costs. The discount and deferred financing costs are a direct reduction from the carrying amount of the debt obligation on the Company’s condensed consolidated balance sheets and are amortized to interest expense using the effective interest method. Interest expense associated with the discount and deferred financing costs were de minimis in total for the three months ended March 31, 2024.

First Amendment to the 2023 ABL Credit Agreement

On February 26, 2024, Atlas LLC and certain other subsidiaries of the Company entered into the First Amendment to Loan, Security and Guaranty Agreement (the “ABL Amendment”), among Atlas LLC, the subsidiary guarantors party thereto, the lenders party thereto and the ABL Agent (as defined below under “Debt Agreements”), which amends the 2023 ABL Credit Agreement (as defined below under “Debt Agreements ”).

The ABL Amendment increased the revolving credit commitment to $125.0 million. The existing lenders increased their commitment by $25.0 million which resulted in a debt modification under Accounting Standards Codification (“ASC”) 470, “Debt.” The ABL Amendment also added a new lender with a $25.0 million commitment, thus creating a new debt arrangement under ASC 470, “Debt.” The deferred financing costs and debt issuance cost will be amortized on a prospective basis over the term of the agreement. The maturity date of the ABL Credit Agreement was extended from February 22, 2028 to the earliest of (a) February 26, 2029; (b) the date at that is 91 days prior to the maturity date for any portion of the Term Loan Debt; or (c) any date on which the aggregate Commitments terminate hereunder.

The ABL Amendment requires that if Availability (as defined in the 2023 ABL Credit Agreement) is less than the greater of (i) 12.50% of the Borrowing Base and (ii) $12.5 million, Atlas LLC must maintain a Fixed Charge Coverage Ratio (as defined in the 2023 ABL Credit Agreement) of at least 1.00 to 1.00 while a Covenant Trigger Period (as defined in the 2023 ABL Credit Agreement) is in effect.

Under the ABL Amendment, Atlas LLC is permitted to make payments of dividends and distributions pursuant to certain limited exceptions and baskets set forth therein and otherwise generally subject to certain restrictions described therein, including that (i) no Event of Default (as defined under the 2023 ABL Credit Agreement) has occurred and is continuing, and (ii) no loans and no more than $7.5 million in letters of credit that have not been cash collateralized are outstanding, and liquidity exceeds $30.0 million at all times during the 30 days prior to the date of the dividend or distribution; provided that if any loans are outstanding or outstanding letters of credit exceed $7.5 million and no Event of Default has occurred and is continuing, then Atlas LLC is permitted to make payments of dividends and distributions if, (i) Specified Availability (as defined under the 2023 ABL Credit Agreement) is higher than the greater of (a) $20.0 million and (b) 20% of the pro forma Borrowing Base (as defined under the 2023 ABL Credit Agreement) then in effect and during the 30 days prior to the date of the dividend or distribution as if such dividend or distribution had been made at the beginning of such period, or if (ii) (a) Specified Availability is higher than the greater of (x) $15.0 million and (y) 15% of the pro forma Borrowing Base then in effect and during the 30 days prior to the date of the dividend or distributions as if such dividend or distribution had been made at the beginning of such period and (b) the Fixed Charge Coverage Ratio (as defined under the 2023 ABL Credit Agreement), as calculated on a pro forma basis, is greater than 1.00 to 1.00, as provided under the 2023 ABL Credit Agreement. Additionally, Atlas LLC may make additional payments of dividends and distributions in qualified equity interests and may make Permitted Tax Distributions (as defined under the 2023 ABL Credit Agreement).

On March 5, 2024, the Company drew down $50.0 million under the 2023 ABL Credit Facility to for general corporate purposes. The draw included $0.3 million in debt issuance costs and $0.2 million in deferred financing costs. These costs are recorded under other long-term assets on the condensed consolidated balance sheets and are amortized on a straight-line basis over the life of the agreement. Interest expense associated with the amortization of these costs was de minimis for the three months ended March 31, 2024.

As of March 31, 2024, Atlas LLC had $50.0 million in outstanding borrowings and $1.2 million in outstanding letters of credit under the 2023 ABL Credit Facility.

Dividends and Distributions

On February 8, 2024, the Company declared a dividend of $0.21 per share (base dividend of $0.16 per share and a variable dividend of $0.05 per share) of Common Stock. The dividend was paid on February 29, 2024 to holders of record of Common Stock as of the close of business on February 22, 2024.

On May 6, 2024, the Company declared a dividend of $0.22 per share (base dividend of $0.16 per share and a variable dividend of $0.06 per share) of Common Stock. The dividend will be payable on May 23, 2024 to holders of record of Common Stock as of the close of business on May 16, 2024.

Recent Trends and Outlook

The price for West Texas Intermediate (“WTI”) crude oil ended the first quarter of 2024 at $81.28 per barrel (“Bbl”), as compared to $71.90 per Bbl in the fourth quarter of 2023, representing an increase of more than 10%. Global oil market balances meaningfully tightened during the quarter despite demand weakness. A first quarter arctic freeze that swept through key oil producing regions, including the Permian Basin, prompted supply outages which coincided with voluntary output curbs by some OPEC+ countries as key members agreed to maintain supply cuts through the end of the second quarter of 2024. Additionally, geopolitical tensions across Europe and the Middle East have supported further upward oil price momentum.

As a result, oilfield activity levels have moderately increased since we exited the prior year. The Permian Basin drilling rig count has increased by seven rigs quarter-over-quarter, ending the period at 316 active rigs. While we are seeing completions activity increase, although modestly, we anticipate a tightening supply dynamic on lower global oil supply resulting from continued geopolitical tensions, which may lead to further supply chain disruptions, and OPEC+ rational guardianship, which could lead to increased activity levels during 2024 at higher commodity price levels.

Notwithstanding the volatility in the oil and gas markets, there remain two potential positive long-term trends developing in the market:

•
First, E&P companies continue to drill longer lateral wells, which drives up proppant demand for each well completed in the Permian Basin. Longer laterals increase the number of frac stages required to frac as well. As lateral lengths continue to increase, the aggregate amount of proppant per well increases.
•
Second, frac sand demand continues to increase due to improved completion efficiencies, driven by steady improvement in the average tons of sand pumped per frac crew per month. As frac crews become more efficient, they are able to increase their monthly sand consumption.

The Permian Basin proppant market remains healthy. While the available Permian Basin proppant supply experienced marginal growth during the period, we believe the market remains balanced with potential to tighten up in 2024 with increased activity as demand for more Permian barrels is needed to balance tightening global oil markets.

In addition, we believe our increase in size and enhanced scale and reliability, in part through the acquisition of Hi-Crush, will allow us to meet the growing scale of E&P companies as they continue to consolidate. We believe we are well-positioned to match the growing needs of our high-quality customer base, as E&P companies continue to scale up their operations.

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

Costs of Conducting Our Business

We incur operating costs primarily from direct and indirect labor, freight charges, utility costs, fuel and maintenance costs and royalties. We incur labor costs associated with employees at our proppant production facilities, which represent the most significant cost of converting proppant to finished product. Our proppant production facilities undergo maintenance to minimize unscheduled downtime and ensure the ongoing quality of our proppant and ability to meet customer demands. We may incur variable utility costs in connection with the operation of our processing facilities, primarily natural gas and electricity, which are both susceptible to market fluctuations. We lease equipment in many areas of our operations, including our proppant production hauling equipment. We incur variable royalty expense and/or delay rentals related to our agreements with the owners of our reserves. In addition, other costs including overhead allocation, depreciation and depletion are capitalized as a component of inventory and are reflected in cost of sales when inventory is sold. Our logistics services incur operating costs primarily composed of variable freight charges from trucking companies' delivery of sand to customer wellsites, equipment leases, direct and indirect labor, fuel and maintenance costs and royalties.

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

We define Adjusted EBITDA as net income before depreciation, depletion and accretion expense, interest expense, income tax expense, stock and unit-based compensation, loss on extinguishment of debt, unrealized commodity derivative gain (loss), and non-recurring transaction costs. Management believes Adjusted EBITDA is useful because it allows them to more effectively evaluate our operating performance and compare the results of our operations from period to period and against our peers without regard to our financing methods or capital structure. We exclude the items listed above from net income in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired.

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

	Three Months Ended March 31,
	2024	2023
	(unaudited)
	(In thousands)
Net income (1)	$26,787	$62,905
Depreciation, depletion and accretion expense	18,007	8,808
Amortization expense	1,061	—
Interest expense	6,976	4,021
Income tax expense	7,935	7,677
EBITDA	$60,766	$83,411
Stock and unit-based compensation	4,206	622
Non-recurring transaction costs	10,571	—
Adjusted EBITDA	75,543	84,033
Maintenance Capital Expenditures	4,460	4,762
Adjusted Free Cash Flow	$71,083	$79,271

	Three Months Ended March 31,
	2024	2023
	(unaudited)
	(In thousands)
Net income (1)	$26,787	$62,905
Depreciation, depletion and accretion expense	18,007	8,808
Amortization expense	1,061	—
Interest expense	6,976	4,021
Income tax expense	7,935	7,677
EBITDA	$60,766	$83,411
Stock and unit-based compensation expense	4,206	622
Non-recurring transaction costs	10,571	—
Adjusted EBITDA	$75,543	$84,033
Capital expenditures	95,486	60,940
Hi-Crush acquisition	142,233	—
Adjusted EBITDA less Capital Expenditures	$(162,176)	$23,093

	Three Months Ended March 31,
	2024	2023
	(unaudited)
	(In thousands)
Net cash provided by operating activities	$39,562	$54,235
Current income tax expense (2)	414	3,869
Change in operating assets and liabilities	18,500	22,319
Cash interest expense(2)	6,491	3,816
Maintenance Capital Expenditures(2)	(4,460)	(4,762)
Non-recurring transaction costs	10,571	—
Other	5	(206)
Adjusted Free Cash Flow	$71,083	$79,271

	Three Months Ended March 31,
	2024	2023
	(unaudited)
	(In thousands, except percentages)
Net cash provided by operating activities	$39,562	$54,235
Current income tax expense (2)	414	3,869
Change in operating assets and liabilities	18,500	22,319
Cash interest expense(2)	6,491	3,816
Capital expenditures	(95,486)	(60,940)
Hi-Crush acquisition	(142,233)	—
Non-recurring transaction costs	10,571	—
Other	5	(206)
Adjusted EBITDA less Capital Expenditures	$(162,176)	$23,093
Adjusted EBITDA Margin	39.2%	54.8%
Adjusted EBITDA less Capital Expenditure Margin	(84.2)%	15.1%
Adjusted Free Cash Flow Margin	36.9%	51.7%
Adjusted Free Cash Flow Conversion	94.1%	94.3%

	Three Months Ended
	March 31,
	2024	2023
	(unaudited)
	(In thousands)
Gross Profit	$68,746	$82,344
Depreciation, depletion and accretion expense	17,175	8,519
Contribution Margin	$85,921	$90,863

(1)
Atlas Inc. is a corporation and is subject to U.S. federal income tax. Atlas LLC has elected to be treated as a partnership for income tax purposes and, therefore, was not subject to U.S. federal income tax at an entity level during the periods presented. As a result, the condensed consolidated net income in our historical financial statements does not reflect the tax expense we would have incurred if we had been subject to U.S. federal income tax at an entity level during such periods.
(2)
A reconciliation of the adjustment of these items used to calculate Adjusted Free Cash Flow to the Financial Statements is included below.

	Three Months Ended March 31,
	2024	2023
	(unaudited)
	(In thousands)
Current tax expense reconciliation:
Income tax expense	$7,935	$7,677
Less: deferred tax expense	(7,521)	(3,808)
Current income tax expense (benefit)	$414	$3,869
Cash interest expense reconciliation:
Interest expense, net	$4,978	$3,442
Less: Amortization of debt discount	(407)	(118)
Less: Amortization of deferred financing costs	(78)	(87)
Less: Interest income	1,998	579
Cash interest expense	$6,491	$3,816
Maintenance Capital Expenditures, accrual basis reconciliation:
Purchases of property, plant and equipment	$95,486	$60,940
Changes in operating assets and liabilities associated with investing activities(3)	(2,575)	6,811
Less: Growth capital expenditures and capital lease additions	(88,451)	(62,989)
Maintenance Capital Expenditures, accrual basis	$4,460	$4,762

	Three Months Ended March 31,
	2024	2023
	(unaudited)
	(In thousands)
Total Debt	$481,299	$139,120
Discount and deferred financing costs	11,097	1,650
Finance right-of-use lease liabilities	7,698	27,018
Cash and cash equivalents	187,120	352,656
Net Debt	$312,974	$(184,868)

(3)
Positive working capital changes reflect capital expenditures in the current period that will be paid in a future period. Negative working capital changes reflect capital expenditures incurred in a prior period but paid during the period presented.

Factors Affecting the Comparability of Our Results of Operations

M&A Activity

On March 5, 2024, the Company completed the Hi-Crush Transaction, in which the Company acquired substantially all of Hi-Crush’s Permian Basin proppant production and logistics businesses and operations in exchange for (i) cash consideration of $140.1 million, (ii) 9.7 million shares of Common Stock issued at the closing of the transaction, and (iii) the Deferred Cash Consideration Note in an initial aggregate principle amount of $111.8 million. This history impacts the comparability of our operational results from year to year. Additional information on these transactions can be found in Note 3 - Hi-Crush Transaction of the condensed consolidated financial statements included elsewhere in this Report.

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

Results of Operations

	Three Months Ended March 31,
	2024	2023
	(unaudited)
	(In thousands)
Product sales	$113,432	$128,142
Service sales	79,235	25,276
Total sales	192,667	153,418
Cost of sales (excluding depreciation, depletion and accretion expense)	106,746	62,555
Depreciation, depletion and accretion expense	17,175	8,519
Gross profit	68,746	82,344
Operating expenses:
Selling, general and administrative expense (including stock and unit-based compensation expense of $4,206 and $622, for the three months ended March 31, 2024 and 2023, respectively)	29,069	8,504
Operating income	39,677	73,840
Interest expense, net	(4,978)	(3,442)
Other income	23	184
Income before income taxes	34,722	70,582
Income tax expense	7,935	7,677
Net income	$26,787	$62,905

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Product Sales. Product sales decreased by $14.7 million to $113.4 million for the three months ended March 31, 2024, as compared to $128.1 million for the three months ended March 31, 2023. Excluding Hi-Crush activity, a decrease in proppant prices between the periods contributed to a $53.3 million decrease in product sales, while an increase in sales volume contributed an offsetting $18.9 million increase in product sales. Hi-Crush activity contributed $19.7 million of product sales over the period.

Service Sales. Services sales, which includes freight for last-mile logistics services, increased by $53.9 million to $79.2 million for the three months ended March 31, 2024, as compared to $25.3 million for the three months ended March 31, 2023. Excluding Hi-Crush activity, the increase in logistics revenue was due to higher sales volumes shipped to last-mile logistics customers. Hi-Crush activity contributed $27.8 million of service sales over the period.

Cost of sales (excluding depreciation, depletion and accretion expense). Cost of sales (excluding depreciation, depletion and accretion expense) increased by $44.1 million to $106.7 million for the three months ended March 31, 2024, as compared to $62.6 million for the three months ended March 31, 2023.

Cost of sales (excluding depreciation, depletion and accretion) related to product sales decreased by $0.3 million to $39.5 million for the three months ended March 31, 2024, as compared to $39.8 million for the three months ended March 31, 2023. Excluding Hi-Crush, cost of sales (excluding depreciation, depletion and accretion) related to product sales decreased by $8.6 million. The decrease was related to our royalty expenses associated with the royalty agreement associated with Kermit facility terminating on the date of our IPO. Hi-Crush contributed $8.3 million of cost of sales (excluding depreciation, depletion and accretion) related to product sales over the period.

Cost of sales (excluding depreciation, depletion and accretion expense) related to services increased by $44.4 million to $67.2 million for the three months ended March 31, 2024, as compared to $22.8 million for the three months ended March 31, 2023. Excluding Hi-Crush activity, the increase was due to higher sales volumes shipped to last-mile logistics customers during the period. Hi-Crush activity contributed $23.7 million of cost of sales (excluding depreciation, depletion and accretion) related to service sales over the period.

Depreciation, depletion and accretion expense. Depreciation, depletion and accretion expense increased by $8.7 million to $17.2 million for the three months ended March 31, 2024, as compared to $8.5 million for the three months ended March 31, 2023. Excluding Hi-Crush activity, the $6.0 million increase in depreciation, depletion and accretion expense is due to additional depreciable assets placed into service when compared to the prior period. Hi-Crush activity contributed $2.7 million of depreciation, depletion and accretion expense over the period.

Selling, general and administrative expense. Selling, general and administrative expense increased by $20.6 million to $29.1 million for the three months ended March 31, 2024, as compared to $8.5 million for the three months ended March 31, 2023. Excluding Hi-Crush activity, the increase is due to an increase of $4.9 million of employee costs, including an increase of $3.6 million of stock-based compensation expense, $2.8 million of travel, sales and other corporate expenses associated with increased opportunities to conduct commercial business development efforts and incremental costs incurred in conjunction with our transition to a publicly traded company, and $10.4 million for non-recurring transaction costs related to the Hi-Crush Transaction during the three months ended Mach 31, 2024, compared to the three months ended March 31, 2023. Hi-Crush activity contributed $2.5 million of selling, general and administrative expense over the period, including $1.1 million of amortization of trade name and customer relationships intangible assets.

Our selling, general and administrative expense includes the non-cash expense for stock-based compensation expense for equity awards granted to our employees. For the three months ended March 31, 2024, stock-based compensation expense was $4.2 million, as compared to $0.6 million of stock and unit-based compensation expense for the three months ended March 31, 2023.

Interest expense, net. Interest expense, net increased by $1.6 million to $5.0 million for the three months ended March 31, 2024, as compared to $3.4 million for the three months ended March 31, 2023. The increase is driven by the Hi-Crush Transaction acquisition financing of the $150.0 million ADDT Loan and $111.8 million Deferred Cash Consideration Note.

Income tax expense. Income tax expense increased by $0.2 million to $7.9 million for the three months ended March 31, 2024, as compared to $7.7 million for the three months ended March 31, 2023. The increase is primarily due to additional U.S. federal income taxes subsequent to our Up-C Simplification.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity to date have been capital contributions from our owners, cash flows from operations, and borrowings under our previous term loan credit facilities, and our previous asset-based loan credit facilities. Going forward, we expect our primary sources of liquidity to be cash flows from operations, the net proceeds retained from the IPO, availability under our 2023 ABL Credit Facility as amended (as defined below under “–Debt Agreements”), borrowings under our 2023 Term Loan Credit Facility as amended (as defined below under –Debt Agreements”), or any other credit facility we enter into in the future and proceeds from any future issuances of debt or equity securities. We expect our primary use of capital will be for payment of any dividends to our stockholders and for investing in our business, specifically for construction of the Dune Express, and acquisition of fit-for-purpose equipment for our trucking fleet used in our logistics platform. In addition, we have routine facility upgrades and additional ancillary capital expenditures associated with, among other things, contractual obligations and working capital obligations.

As of March 31, 2024, we had working capital, defined as current assets less current liabilities, of $235.4 million, $73.8 million of availability under the 2023 ABL Credit Facility, and $100.0 million of DDT Loans (as defined below under “Debt Agreements). Our cash and cash equivalents totaled $187.1 million.

Cash Flow

The following table summarizes our cash flow for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Consolidated Statement of Cash Flow Data:	(In thousands)
Net cash provided by operating activities	$39,562	$54,235
Net cash used in investing activities	(237,719)	(60,940)
Net cash provided by financing activities	175,103	277,351
Net increase (decrease) in cash	$(23,054)	$270,646

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $39.6 million and $54.2 million for the three months ended March 31, 2024 and 2023, respectively. Excluding Hi-Crush activity, the decrease is primarily attributable to decrease revenues of $8.2 million and a $12.1 million increase in cost of sales (excluding depreciation, depletion and accretion expense). Hi-Crush activity contributed an additional $7.3 million amount of net cash provided by operating activities.

Net Cash Used in Investing Activities. Net cash used in investing activities was $237.7 million and $60.9 million for the three months ended March 31, 2024 and 2023, respectively. The increase is primarily attributable to $142.2 million spent on the Hi-Crush Transaction as well as capital spending at the Kermit and Monahans facilities, Dune Express and logistics assets during the three months ended March 31, 2024 when compared to the three months ended March 31, 2023.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $175.1 million and $277.4 million for the three months ended March 31, 2024 and 2023, respectively. This decrease is primarily related to $303.4 million of initial IPO proceeds raised in March 31, 2023 as compared to March 31, 2024. This was offset by an increase of $200.0 million of net proceeds from borrowing related to our acquisition financing during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Capital Requirements

Our primary growth and technology initiatives include continued construction of the Dune Express and acquisition of fit-for-purpose equipment for our trucking fleet. Outside of our growth and technology initiatives, our business is not presently capital intensive in nature and only requires the maintenance of our Kermit and Monahans facilities. In addition to capital expenditures, we have certain contractual long-term capital requirements associated with our lease, royalty payments and debt. See Note 7 - Leases, Note 8 - Debt and Note 9 - Commitments and Contingencies of the Financial Statements included elsewhere in this Report. Our current level of maintenance capital expenditures is expected to remain within our cash on hand and internally generated cash flow.

We expect to use the remaining net proceeds from the IPO to fund construction of the Dune Express over the next approximately 9 months. We intend to fund our other capital requirements through our primary sources of liquidity, which include cash on hand and cash flows from operations and, if needed, availability under our 2023 ABL Credit Facility and borrowings under our 2023 Term Loan Credit Facility.

At any time that our Board declares a dividend to holders of our Common Stock, we currently expect such dividend to be paid from cash provided by operating activities. We do not expect to borrow funds to finance dividends on our Common Stock. The timing and amount of any future dividends will be subject to the discretion of our Board from time to time.

Debt Agreements

Deferred Cash Consideration Note

In accordance with the Merger Agreement, the Company issued the Deferred Cash Consideration Note in favor of the Hi-Crush Stockholders in the original aggregate principal amount of $111.8 million. The Deferred Cash Consideration Note was part of the consideration transferred and valued at fair value at the acquisition date. The Deferred Cash Consideration Note will mature on January 31, 2026 and will bear interest at a rate of 5.00% per annum if paid in cash, or 7.00% per annum if paid in kind. Interest on the Deferred Cash Consideration Note is payable quarterly in arrears beginning March 29, 2024 through maturity. Interest expense associated with the Deferred Cash Consideration Note was $0.4 million for the three months ended March 31, 2024.

The Deferred Cash Consideration Note included $2.6 million of debt discount and approximately $0.1 million deferred financing costs. The discount and deferred financing costs are a direct reduction from the carrying amount of the debt obligation on the Company’s condensed consolidated balance sheets and are amortized to interest expense using the effective interest method. Interest expense associated with the discount and deferred financing costs were approximately $0.1 million in total for the three months ended March 31, 2024.

Atlas LLC’s obligations under the Deferred Cash Consideration Note are secured by certain of the assets acquired in connection with the Hi-Crush Transaction. The Deferred Cash Consideration Note is also unconditionally guaranteed by Atlas LLC on an unsecured basis.

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

The Initial Term Loan is payable in 84 consecutive monthly installments and a final payment of the remaining outstanding principal balance at maturity. The Initial Term Loan has a final maturity date of July 31, 2030 (the “Maturity Date”). The Initial Term Loan bears interest at a rate equal to 9.50% per annum.

Each delayed draw term loan (the “DDT Loans”) under the 2023 Term Loan Credit Facility will be payable in equal monthly installments, with the monthly installments comprising 80% of the DDT Loan and a final payment of the remaining 20% of the outstanding principal balance due at maturity, unless earlier prepaid. The DDT Loans will bear interest at a rate equal to the applicable Term SOFR Rate as of each Delayed Draw Funding Date (each as defined in the 2023 Term Loan Credit Agreement) plus 5.95% per annum. All monthly installments with respect to the Initial Term Loan and the DDT Loans payable on or prior to January 1, 2025 will be interest only. Interest expense associated with the debt was $4.3 million for the three months ended March 31, 2024.

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

Proceeds from the 2023 Term Loan Credit Facility were used to repay outstanding indebtedness under our previous 2021 Term Loan Credit Facility with Stonebriar, to repay obligations outstanding under certain equipment lease arrangements with Stonebriar and for general corporate purposes. As of March 31, 2024, Atlas LLC was in compliance with the covenants of the 2023 Term Loan Credit Facility.

The 2023 Term Loan Credit Facility is unconditionally guaranteed, jointly and severally, by Atlas LLC and its subsidiaries and secured by substantially all of the assets of Atlas LLC and its subsidiaries. The 2023 Term Loan Credit Facility is unconditionally guaranteed on an unsecured basis by Atlas Energy Solutions Inc.

First Amendment to the 2023 Term Loan Credit Agreement

On February 26, 2024, the Company, Atlas LLC and certain other subsidiaries of the Company entered into the Term Loan Amendment.

The Term Loan Amendment provided the ADDT Loan in the aggregate principal amount of $150.0 million with interest (computed on the basis of a 365-day year for the actual number of days elapsed) on the unpaid principal amount thereof from and including the date of the amendment until paid in full at the rate per annum equal to 10.86%. The ADDT Loan is payable in 76 consecutive monthly installments of combined principal and interest each in the amount of $2.7 million commencing April 1, 2024 and continuing up to and including August 1, 2030. There was interest expense of $1.4 million for the three months ended March 31, 2024.

The ADDT Loan included $1.5 million of debt discount and $0.2 million in deferred financing costs. The discount and deferred financing costs are a direct reduction from the carrying amount of the debt obligation on the Company’s condensed consolidated balance sheets and are amortized to interest expense using the effective interest method. Interest expense associated with the discount and deferred financing costs were de minimis in total for the three months ended March 31, 2024.

2023 ABL Credit Facility

On February 22, 2023, Atlas LLC, certain of its subsidiaries, as guarantors, Bank of America, N.A., as administrative agent (the “ABL Agent”), and certain financial institutions party thereto as lenders (the “2023 ABL Lenders”) entered into a Loan, Security and Guaranty Agreement (the “2023 ABL Credit Agreement”) pursuant to which the 2023 ABL Lenders provide revolving credit financing to the Company in an aggregate principal amount of up to $75.0 million (the “2023 ABL Credit Facility”), with Availability (as defined in the 2023 ABL Credit Agreement) thereunder subject to a “Borrowing Base” as described in the 2023 ABL Credit Agreement. The 2023 ABL Credit Facility includes a letter of credit sub-facility, which permits issuance of letters of credit up to an aggregate amount of $25.0 million. The scheduled maturity date of the 2023 ABL Credit Facility is February 22, 2028; provided that the 2023 ABL Credit Facility will mature on June 30, 2027 if any amount of the 2023 Term Loan Credit Facility that has a maturity date less than 91 days prior to February 22, 2028 is outstanding on June 30, 2027.

Atlas LLC may also request swingline loans under the 2023 ABL Credit Agreement in an aggregate principal amount not to exceed $7.5 million. During the three months ended Mach 31, 2024 and the year ended December 31, 2023, Atlas LLC had no outstanding swingline loans under the 2023 ABL Credit Facility.

Borrowings under the 2023 ABL Credit Facility bear interest, at Atlas LLC’s option, at either a base rate or Term SOFR (as defined in the 2023 ABL Credit Agreement), as applicable, plus an applicable margin based on average availability as set forth in the 2023 ABL Credit Agreement. Term SOFR loans bear interest at Term SOFR for the applicable interest period plus an applicable margin, which ranges from 1.50% to 2.00% per annum based on average availability as set forth in the 2023 ABL Credit Agreement. Base rate loans bear interest at the applicable base rate, plus an applicable margin, which ranges from 0.50% to 1.00% per annum based on average availability as set forth in the 2023 ABL Credit Agreement. In addition to paying interest on outstanding principal under the 2023 ABL Credit Facility, Atlas LLC is required to pay a commitment fee which ranges from 0.375% per annum to 0.500% per annum with respect to the unutilized commitments under the 2023 ABL Credit Facility, based on the average utilization of the 2023 ABL Credit Facility. Atlas LLC is also required to pay customary letter of credit fees, to the extent that one or more letter of credit is outstanding. For the three months ended March 31, 2024 and 2023, we recognized $0.4 million and de minimis of interest expense, unutilized commitment fees and other fees under the 2023 ABL Credit Facility, classified as interest expense, respectively.

The Borrowing Base was initially set at $75.0 million and the amount of available credit changes every month, depending on the amount of eligible accounts receivable and inventory we have available to serve as collateral. With the ABL Amendment, discussed below, the Borrowing Base increased to $125.0 million. The Borrowing Base components are subject to customary reserves and eligibility criteria.

On March 5, 2024, the Company drew down $50.0 million under the 2023 ABL Credit Facility to for general corporate purposes. The draw included $0.3 million in debt issuance costs and $0.2 million in deferred financing costs. These costs are recorded under other long-term assets on the condensed consolidated balance sheets and are amortized on a straight-line basis over the life of the agreement. Interest expense associated with the amortization of these costs was de minimis for the three months ended March 31, 2024.

As of March 31, 2024, Atlas LLC had $50.0 million in outstanding borrowings and $1.2 million in outstanding letters of credit under the 2023 ABL Credit Facility.

The 2023 ABL Credit Facility requires that if Availability is less than the greater of (i) 12.50% of the Borrowing Base and (ii) $7.5 million, Atlas LLC must maintain a Fixed Charge Coverage Ratio of at least 1.00 to 1.00 while a Covenant Trigger Period is in effect.

Under the 2023 ABL Credit Agreement, Atlas LLC is permitted to make payments of dividends and distributions pursuant to certain limited exceptions and baskets set forth therein and otherwise generally subject to certain restrictions described therein, including that (i) no Event of Default has occurred and is continuing, and (ii) no loans and no more than $7.5 million in letters of credit that have not been cash collateralized are outstanding, and liquidity exceeds $30.0 million at all times during the 30 days prior to the date of the dividend or distribution; provided that if any loans are outstanding or outstanding letters of credit exceed $7.5 million and no Event of Default has occurred and is continuing, then Atlas LLC is permitted to make payments of dividends and distributions if, (i) Availability is higher than the greater of (a) $12 million and (b) 20% of the pro forma Borrowing Base then in effect and during the 30 days prior to the date of the dividend or distribution as if such dividend or distribution had been made at the beginning of such period, or if (ii) (a) Availability is higher than the greater of (x) $9 million and (y) 15% of the pro forma Borrowing Base then in effect and during the 30 days prior to the date of the dividend or distributions as if such dividend or distribution had been made at the beginning of such period and (b) the Fixed Charge Coverage Ratio, as calculated on a pro forma basis, is greater than 1.00 to 1.00, as provided under the 2023 ABL Credit Agreement. Additionally, Atlas LLC may make additional payments of dividends and distributions in qualified equity interests and may make Permitted Tax Distributions.

The 2023 ABL Credit Facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of March 31, 2024, the Company was in compliance with the covenants under the 2023 ABL Credit Facility.

The 2023 ABL Credit Facility is unconditionally guaranteed, jointly and severally, by Atlas LLC and its subsidiaries and secured by substantially all of the assets of Atlas LLC and its subsidiaries.

First Amendment to the 2023 ABL Credit Agreement

On February 26, 2024, Atlas LLC and certain other subsidiaries of the Company entered into the ABL Amendment, among Atlas LLC, the subsidiary guarantors party thereto, the lenders party thereto and the ABL Agent.

The ABL Amendment increased the revolving credit commitment to $125.0 million. The existing lenders increased their commitment by $25.0 million which resulted in a debt modification under ASC 470, “Debt.” The ABL Amendment also added a new lender with a $25.0 million commitment, thus creating a new debt arrangement under ASC 470, “Debt.” The deferred financing costs and debt issuance cost will be amortized on a prospective basis over the term of the agreement. The maturity date of the ABL Credit Agreement was extended from February 22, 2028 to the earliest of (a) February 26, 2029; (b) the date at that is 91 days prior to the maturity date for any portion of the Term Loan Debt; or (c) any date on which the aggregate Commitments terminate hereunder.

The ABL Amendment requires that if Availability is less than the greater of (i) 12.50% of the Borrowing Base and (ii) $12.5 million, Atlas LLC must maintain a Fixed Charge Coverage Ratio of at least 1.00 to 1.00 while a Covenant Trigger Period is in effect.

Under the ABL Amendment, Atlas LLC is permitted to make payments of dividends and distributions pursuant to certain limited exceptions and baskets set forth therein and otherwise generally subject to certain restrictions described therein, including that (i) no Event of Default has occurred and is continuing, and (ii) no loans and no more than $7.5 million in letters of credit that have not been cash collateralized are outstanding, and liquidity exceeds $30.0 million at all times during the 30 days prior to the date of the dividend or distribution; provided that if any loans are outstanding or outstanding letters of credit exceed $7.5 million and no Event of Default has occurred and is continuing, then Atlas LLC is permitted to make payments of dividends and distributions if, (i) Specified Availability (as defined under the 2023 ABL Credit Agreement) is higher than the greater of (a) $20.0 million and (b) 20% of the pro forma Borrowing Base then in effect and during the 30 days prior to the date of the dividend or distribution as if such dividend or distribution had been made at the beginning of such period, or if (ii) (a) Specified Availability is higher than the greater of (x) $15.0 million and (y) 15% of the pro forma Borrowing Base then in effect and during the 30 days prior to the date of the dividend or distributions as if such dividend or distribution had been made at the beginning of such period and (b) the Fixed Charge Coverage Ratio (as defined under the 2023 ABL Credit Agreement), as calculated on a pro forma basis, is greater than 1.00 to 1.00, as provided under the 2023 ABL Credit Agreement. Additionally, Atlas LLC may make additional payments of dividends and distributions in qualified equity interests and may make Permitted Tax Distributions (as defined under the 2023 ABL Credit Agreement).

Other Indebtedness

The Company has other Indebtedness of $1.9 million of equipment finance notes as of March 31, 2024. These equipment finance notes have terms ending in July 2024 through June 2025 and interest rates ranging from 1.99% to 3.24%.

Critical Accounting Policies and Estimates

As of March 31, 2024, there have been no material changes to our critical accounting policies and related estimates previously disclosed in our Annual Report, except in connection with the recently completed Hi-Crush Transaction (described below under “Business Combination” and “Valuation of Goodwill and Acquired Intangible Assets.”) Refer to the accounting policies discussed in the notes to our Financial Statements under Note 2 - Summary of Significant Accounting Policies.

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

Business Combinations

We allocate the purchase price of any business we acquire to the identifiable assets acquired and liabilities assumed based on their estimated fair values. Any excess purchase price over the fair value of the net identifiable assets acquired is recorded as goodwill. We use all available information to estimate fair values, including quoted market prices, the carrying value of acquired assets and assumed liabilities and valuation techniques such as discounted cash flows, relief-from-royalty method, with or without method, or multi-period excess earnings method. We engage third-party appraisal firms to assist in the fair value determination of identifiable long-lived assets, identifiable intangible assets, as well as any contingent consideration that provides for additional consideration to be paid to the seller if certain future conditions are met. These estimates are reviewed during the 12-month measurement period and adjusted based on actual results. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our financial condition or results of operations. The purchase price in the Hi-Crush Transaction includes a holdback, which is considered contingent consideration and estimated at fair value. The holdback is subject to increases or reductions based on changes in the estimated net working capital amounts compared to the final settlement of the net working capital. The holdback is payable the later of (i) seventy-five days after the closing of the Hi-Crush Transaction and (ii) thirty days after the date that the required Hi-Crush financial statements have been provided to the Company. The holdback is recorded in Other current liabilities on our condensed consolidated balance sheets. Contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured periodically based on the then assessed fair value and adjusted, if necessary. For further discussion on our recently completed acquisition of Hi-Crush, see Note 3 - Hi-Crush Transaction, to the accompanying Financial Statements.

Valuation of Goodwill and Acquired Intangible Assets

We assess our goodwill and acquired intangible assets for impairment annually, or whenever events or circumstances indicate that the carrying amount of goodwill or acquired intangible assets may not be recoverable. If the carrying value of an asset exceeds its fair value, we record an impairment charge that reduces our earnings. We perform our qualitative assessments of the likelihood of impairment by considering qualitative factors, such as macroeconomic, industry, market or any other factors that have a significant bearing on fair value. The expected future cash flows used for impairment reviews and related fair value calculations are based on subjective, judgmental assessments of projected revenue growth, pricing, gross profit rates, SG&A rates, working capital fluctuations, capital expenditures, discount rates and terminal growth rates. For further discussion on our recently completed acquisition, see Note 4 - Goodwill and Acquired Intangible Assets and Note 6 - Property, Plant, and Equipment, to the accompanying Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our business is subject to various types of market risks that include interest rate risks, market demand risks, commodity pricing risks, credit risks and inflation risks. Our risk exposure related to these items has not changed materially since December 31, 2023.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

As disclosed in Note 3 - Hi Crush Transaction in the notes to the accompanying Financial Statements, we acquired Hi-Crush and certain of its wholly-owned subsidiaries on March 5, 2024, and its total revenues constituted approximately 24.8% of total revenues as shown on our Financial Statements for the three months ended March 31, 2024. The total assets of Hi-Crush acquired in the Hi-Crush Transaction constituted approximately 32.0% of total assets as shown on our Financial Statements as of March 31, 2024. We excluded Hi-Crush’s disclosure controls and procedures that are subsumed by its internal control over financial reporting from the scope of management's assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the guidance issued by the Staff of the SEC that an assessment of a recently acquired business’s internal controls may be omitted from management's assessment of internal control over financial reporting for one year following the acquisition. As part of the Company’s ongoing integration activities, the Company’s financial reporting controls and procedures are in the process of being implemented with respect to the acquired operations. Atlas and Hi-Crush used separate accounting systems through March 31, 2024. The Financial Statements presented in this Report were prepared using information obtained from these separate accounting systems.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time we may be involved in litigation relating to claims arising out of our operations in the normal course of business. While the outcome of any litigation is inherently unpredictable, based on currently available facts and our current insurance coverages, we do not believe that the ultimate resolution of any of these matters will have a material adverse impact on our financial condition, results of operations or cash flows. We are not aware of any material legal proceedings contemplated by governmental authorities.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

As discussed elsewhere in this Report, on March 5, 2024, we consummated the previously announced Hi-Crush Transaction in accordance with the Merger Agreement, pursuant to which we acquired substantially all of Hi-Crush’s Permian Basin proppant production and logistics businesses and operations in exchange for (i) cash consideration of $140.1 million, (ii) 9.7 million shares of Common Stock comprising the Stock Consideration, issued at the closing of the Hi-Crush Transaction, and (iii) the Deferred Cash Consideration Note.

The issuance of the Stock Consideration to the Hi-Crush Stockholders was completed in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder as a transaction by an issuer not involving any public offering.

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

Old Atlas contributed all of the net proceeds from the IPO to Atlas Operating in exchange for Operating Units, and Atlas Operating further contributed the net proceeds to Atlas LLC. No payments were made to our directors, officers or their associates, to holders of 10% or more of any class of our equity securities or to our affiliates in connection with the issuance and sale of the securities registered. Atlas LLC has used approximately $258.6 million of the net proceeds from the IPO to fund construction of the Dune Express, and intends to use an additional approximately $29.3 million of the net proceeds from the IPO for further construction of the Dune Express. As of March 31, 2024, the Company has retained approximately $3.3 million of the net proceeds from the IPO to use for future general corporate purposes. No payments for any offering expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 C.F.R. Section 229.104) is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

Item 5. Other Information.

(a) Effective as of May 13, 2024, the Board of Directors of the Company has appointed B. Blake McCarthy to serve as the principal financial officer and principal accounting officer of the Company.

(c) During the three-month period ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, except as follows:

Stacy Hock, one of our directors, adopted a Rule 10b5-1 trading arrangement on March 27, 2024 for the potential sale of up to 90,000 shares of Common Stock, subject to certain conditions. The arrangement’s expiration date is December 19, 2024.

Item 6. Exhibits.

The information called for by this Item is incorporated herein by reference from the Exhibit Index included in this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated as of February 26, 2024 by and among Atlas Energy Solutions Inc., Atlas Sand Company, LLC, Wyatt Merger Sub 1 Inc., Wyatt Merger Sub 2, LLC, Hi-Crush Inc., Clearlake Capital Partners V Finance, L.P. and HC Minerals Inc (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (Commission File No. 001-41828) filed on February 26, 2024).

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

10.1

Registration Rights and Lock-Up Agreement, dated as of March 5, 2024, by and between Atlas Energy Solutions Inc. and the signatories thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-41828) filed on March 5, 2024).

10.2

First Amendment to Loan, Security and Guaranty Agreement, dated as of February 26, 2024, among Atlas Sand Company, LLC, as Borrower, certain of its subsidiaries, as Guarantors, Bank of America, N.A., as Agent and Bank of America, N.A., as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-41828) filed on February 26, 2024).

10.3

First Amendment to Credit Agreement, dated as of February 26, 2024, by and between Atlas Sand Company, LLC, as borrower, and Stonebriar Commercial Finance LLC, as lender (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Commission File No. 001-41828) filed on February 26, 2024).

10.4*	Form of Restricted Stock Unit Grant Agreement (Officers)
10.5*	Form of Restricted Stock Unit Grant Agreement (Section 16 Officers)
10.6*	Management Change in Control Severance Plan
10.7*#	Executed Deferred Cash Consideration Note
10.8*	Form of Performance Share Unit Grant Agreement (Officers)
10.9*	Form of Performance Share Unit Grant Agreement (Section 16 Officers)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1*	Mine Safety Disclosures.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	These exhibits are filed or furnished with this Quarterly Report on Form 10-Q.
#	Certain schedules, annexes or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K, but will be furnished supplementally to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLAS ENERGY SOLUTIONS INC.

Date: May 8, 2024	By:	/s/ John Turner
John Turner
President, Chief Executive Officer and Chief Financial Officer