Form 10-Q
period 2024-06-30
Atlas Energy Solutions Inc.
filed 2024-08-06
CIK 1984060

AESI

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 1, 2024, the registrant had 109,870,061 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Atlas Energy Solutions Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$104,723	$210,174
Accounts receivable	197,072	71,170
Inventories	18,778	6,449
Spare part inventories	22,713	15,408
Prepaid expenses and other current assets	21,870	15,485
Total current assets	365,156	318,686
Property, plant and equipment, net	1,403,417	934,660
Operating lease right-of-use assets	15,794	3,727
Finance lease right-of-use assets	6,870	424
Goodwill	75,219	—
Intangible assets	112,422	1,767
Other long-term assets	3,451	2,422
Total assets	$1,982,329	$1,261,686
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$103,763	$60,882
Accounts payable - related parties	114	277
Accrued liabilities	72,616	28,458
Current portion of long-term debt	30,553	—
Current portion of operating lease liabilities	6,515	1,249
Current portion of finance lease liabilities	3,274	158
Current portion of deferred revenue	7,093	—
Other current liabilities	15,405	1,568
Total current liabilities	239,333	92,592
Long-term debt, net of discount and deferred financing costs	447,450	172,820
Deferred tax liabilities	207,027	121,529
Operating lease liabilities	9,900	3,498
Finance lease liabilities	3,872	264
Deferred revenue	3,881	—
Asset retirement obligation	7,697	2,705
Other long-term liabilities	1,209	454
Total liabilities	920,369	393,862
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; 500,000,000 authorized; no shares issued and outstanding as of June 30, 2024 and December 31, 2023.	—	—
Common Stock, $0.01 par value, 1,500,000,000 shares authorized, 109,863,098 and 100,025,584 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	1,098	1,000
Additional paid-in-capital	1,060,493	908,079
Retained earnings (Accumulated deficit)	369	(41,255)
Total stockholders' equity	1,061,960	867,824
Total liabilities and stockholders’ equity	$1,982,329	$1,261,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atlas Energy Solutions Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Product sales	$128,210	$125,216	$241,642	$253,358
Service sales	159,308	36,572	238,543	61,848
Total sales	287,518	161,788	480,185	315,206
Cost of sales (excluding depreciation, depletion and accretion expense)	202,136	63,504	308,882	126,059
Depreciation, depletion and accretion expense	25,027	9,433	42,202	17,952
Gross profit	60,355	88,851	129,101	171,195
Selling, general and administrative expense (including stock and unit-based compensation expense of $5,466, $1,624, $9,672, and $2,246, respectively)	27,266	12,183	55,274	20,687
Amortization expense of acquired intangible assets	3,768	—	4,829	—
Loss on disposal of assets	11,098	—	11,098	—
Insurance recovery (gain)	(10,000)	—	(10,000)	—
Operating income	28,223	76,668	67,900	150,508
Interest (expense), net	(10,458)	(521)	(15,436)	(3,963)
Other income	138	118	161	302
Income before income taxes	17,903	76,265	52,625	146,847
Income tax expense	3,066	5,054	11,001	12,731
Net income	$14,837	$71,211	$41,624	$134,116
Less: Pre-IPO net income attributable to Atlas Sand Company, LLC		—		54,561
Less: Net income attributable to redeemable noncontrolling interest		32,693		39,303
Net income attributable to Atlas Energy Solutions Inc.	$14,837	$38,518	$41,624	$40,252

Net income per common share
Basic	$0.13	$0.67	$0.39	$0.70
Diluted	$0.13	$0.67	$0.39	$0.70
Weighted average common shares outstanding
Basic	111,064	57,148	106,394	57,148
Diluted	112,023	57,420	107,171	57,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atlas Energy Solutions Inc.

Condensed Consolidated Statements of Stockholders' and Members' Equity and Redeemable Noncontrolling Interest

(Unaudited)

(In thousands)

	Redeemable	Members'	Old Atlas		Old Atlas		New Atlas		Additional		Stockholders'
	Noncontrolling	Equity	Class A		Class B		Common Stock		Paid-In-	Retained Earnings	and Members'
	Interest	Value	Shares	Value	Shares	Value	Shares	Value	Capital	(Accumulated Deficit)	Equity
Balance at December 31, 2023	$—	$—	—	$—	—	$—	100,026	$1,000	$908,079	$(41,255)	$867,824
Net income	—	—	—	—	—	—	—	—	—	41,624	41,624
Dividends	—	—	—	—	—	—	—	—	(45,173)	—	(45,173)
Dividend equivalent rights	—	—	—	—	—	—	—	—	(1,069)	—	(1,069)
Stock-based compensation	—	—	—	—	—	—	—	—	9,672	—	9,672
Issuance of Common Stock upon vesting of RSUs	—	—	—	—	—	—	126	1	(1)	—	—
Equity issued in connection with Hi-Crush Transaction	—	—	—	—	—	—	9,711	97	188,985	—	189,082
Balance at June 30, 2024	$—	$—	—	$—	—	$—	109,863	$1,098	$1,060,493	$369	$1,061,960

	Redeemable	Members'	Old Atlas		Old Atlas		New Atlas		Additional		Stockholders'
	Noncontrolling	Equity	Class A		Class B		Common Stock		Paid-In-	Retained Earnings	and Members'
	Interest	Value	Shares	Value	Shares	Value	Shares	Value	Capital	(Accumulated Deficit)	Equity
Balance at December 31, 2022	$—	$511,357	—	$—	—	$—	—	$—	$—	$—	$511,357
Member distributions prior to IPO	—	(15,000)	—	—	—	—	—	—	—	—	(15,000)
Net income prior to IPO and Reorganization	—	54,561	—	—	—	—	—	—	—	—	54,561
Effect of Reorganization and reclassification to redeemable noncontrolling interest	771,345	(550,918)	39,148	391	42,852	429	—	—	(221,247)	—	(771,345)
Issuance of Class A common stock in IPO, net of offering costs	—	—	18,000	180	—	—	—	—	291,056	—	291,236
Deferred tax liability arising from IPO	—	—	—	—	—	—	—	—	(27,537)	—	(27,537)
Stock-based compensation	—	—	—	—	—	—	—	—	1,878	—	1,878
Net income after IPO and Reorganization	39,303	—	—	—	—	—	—	—	—	40,252	40,252
$0.15/share Class A common stock dividend	—	—	—	—	—	—	—	—	—	(8,572)	(8,572)
$0.15/unit distribution to Atlas Sand Operating, LLC unitholders	(6,428)	—	—	—	—	—	—	—	—	—	—
Dividend equivalent rights ($0.15 per share)	—	—	—	—	—	—	—	—	—	(144)	(144)
Other distributions to redeemable non-controlling interest unitholders	(1,777)	—	—	—	—	—	—	—	—	—	—
Balance at June 30, 2023	$802,443	$—	57,148	$571	42,852	$429	—	$—	$44,150	$31,536	$76,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atlas Energy Solutions Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2024	2023
Operating activities:
Net income	$41,624	$134,116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and accretion expense	43,893	18,622
Amortization expense of acquired intangible assets	4,829	—
Amortization of debt discount	1,490	238
Amortization of deferred financing costs	196	191
Loss on disposal of assets	11,098	—
Insurance recovery (gain)	(10,000)	—
Stock and unit-based compensation	9,672	2,246
Deferred income tax	10,279	9,627
Other	(749)	185
Changes in operating assets and liabilities:
Accounts receivable	(19,509)	(12,598)
Accounts receivable - related party	—	868
Inventories	(8,094)	2,313
Spare part inventories	(4,204)	(2,737)
Prepaid expenses and other current assets	(4,205)	(3,929)
Other long-term assets	(519)	(918)
Accounts payable	1,957	1,813
Accounts payable - related parties	(162)	24
Deferred revenue	(2,275)	—
Accrued liabilities and other liabilities	25,097	8,057
Net cash provided by operating activities	100,418	158,118
Investing activities:
Purchases of property, plant and equipment	(211,276)	(146,835)
Hi-Crush acquisition, net of cash acquired	(142,233)	—
Net cash used in investing activities	(353,509)	(146,835)
Financing Activities:
Principal payments on term loan borrowings	(5,598)	(16,573)
Proceeds from borrowings	201,539	—
Issuance costs associated with debt financing	(1,146)	(752)
Payments under finance leases	(911)	(1,700)
Repayment of notes payable	(1,071)	—
Dividends and distributions	(45,173)	(15,000)
Net proceeds from IPO	—	303,426
Payment of offering costs	—	(6,020)
Member distributions	—	(15,000)
Net cash provided by financing activities	147,640	248,381
Net increase (decrease) in cash and cash equivalents	(105,451)	259,664
Cash and cash equivalents, beginning of period	210,174	82,010
Cash and cash equivalents, end of period	$104,723	$341,674
Supplemental cash flow information
Cash paid during the period for:
Interest	$16,932	$7,426
Taxes	$2,000	$4,227
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment in accounts payable and accrued liabilities	$55,826	$51,088
Asset retirement obligations incurred	$5,980	$—
Hi-Crush acquisition consideration, equity issuance	$189,082	$—
Hi-Crush acquisition consideration, Deferred Cash Consideration Note	$107,189	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atlas Energy Solutions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Business and Organization

Atlas Energy Solutions Inc., a Delaware corporation (f/k/a New Atlas HoldCo. Inc.) (“New Atlas” and together with its subsidiaries “we,” “us,” “our,” or the “Company”), was formed on June 28, 2023, pursuant to the laws of the State of Delaware, and is the successor to AESI Holdings Inc. (f/k/a Atlas Energy Solutions Inc.), a Delaware corporation (“Old Atlas”). New Atlas is a holding company and the ultimate parent company of Atlas Sand Company, LLC (“Atlas LLC”), a Delaware limited liability company formed on April 20, 2017. Atlas LLC is a producer of high-quality, locally sourced 100 mesh and 40/70 sand used as a proppant during the well completion process. Proppant is necessary to facilitate the recovery of hydrocarbons from oil and natural gas wells. One hundred percent of Atlas LLC’s sand reserves are located in Texas within the Permian Basin and operations consist of proppant production and processing facilities, including four facilities near Kermit, Texas (together, the “Kermit facilities”), a fifth facility near Monahans, Texas (the “Monahans facility”), and the OnCore distributed mining network.

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

Initial Public Offering

On March 13, 2023, Old Atlas completed its initial public offering (the “IPO”) of 18,000,000 shares of Class A common stock, par value $0.01 per share (the “Old Atlas Class A Common Stock”) at a price of $18.00 per share. The IPO generated $324.0 million of gross proceeds and net proceeds of approximately $291.2 million. The gross proceeds were offset by $20.6 million of underwriting discounts and commissions, $5.9 million of current offering costs in 2023, and $6.3 million in offering costs paid in 2022.

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

Hi-Crush Transaction

On March 5, 2024 (“Closing Date”), the Company completed the acquisition of the Permian Basin proppant production and logistics businesses and operations of Hi-Crush Inc., a Delaware corporation (“Hi-Crush”), in exchange for mixed consideration totaling $455.8 million, subject to customary post-closing adjustments (the “Hi-Crush Transaction”), pursuant to that certain Agreement and Plan of Merger, dated February 26, 2024 (the “Merger Agreement”), by and among the Company, Atlas LLC, Wyatt Merger Sub 1 Inc., a Delaware corporation and direct, wholly-owned subsidiary of Atlas LLC, Wyatt Merger Sub 2, LLC, a Delaware limited liability company and direct, wholly-owned subsidiary of Atlas LLC, Hi-Crush, each stockholder that had executed the Merger Agreement or a joinder thereto (each a “Hi-Crush Stockholder” and, collectively, the “Hi-Crush Stockholders”), Clearlake Capital Partners V Finance, L.P., solely in its capacity as the Hi-Crush Stockholders’ representative and HC Minerals Inc., a Delaware corporation (collectively, the “Parties”). Refer to Note 3 - Hi-Crush Transaction for further discussion.

The foregoing description of the Hi-Crush Transaction and the Merger Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, a copy of which is filed as Exhibit 2.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on May 8, 2024.

Kermit Facility Operational Update

On April 14, 2024, a mechanical fire occurred at one of the Company's plants in Kermit, Texas. The fire primarily impacted the feed system of the processing facility, which transports sand from the dryers and separators to storage silos. During the second quarter of 2024, the Company utilized temporary loadout equipment at the plant to continue production. The Company was able to transition to the temporary loadout within 11 days of the fire incident. Reconstruction of the feed system was completed in June 2024 and the plant was operational by June 30, 2024.

The Company performed an impairment analysis on the Kermit asset group as a result of the fire and determined that no impairment was required. The disposal of the damaged assets from the fire had a net book value of $11.1 million that was recorded as a loss on disposal of assets on the condensed consolidated statements of operations. The Company has filed an insurance claim and is in the process of recovering replacement costs for returning the plant to production. The Company has recorded $10.0 million of insurance recovery in connection with this incident as this recovery amount is deemed collectable and legally enforceable as of June 30, 2024. The proceeds are recorded as insurance recovery (gain) on the condensed consolidated statements of operations and within accounts receivable on the condensed consolidated balance sheets.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the requirements of the SEC. All adjustments necessary for a fair presentation of the Financial Statements have been included. Such adjustments are of a normal, recurring nature. These Financial Statements include the accounts of New Atlas, Old Atlas, Atlas Operating, Atlas LLC, and Atlas LLC’s wholly-owned subsidiaries: Atlas Sand Employee Company, LLC; Atlas OLC Employee Company, LLC; Atlas Construction Employee Company, LLC; Atlas Sand Employee Holding Company, LLC; Fountainhead Logistics Employee Company, LLC; Atlas Sand Construction, LLC; OLC Kermit, LLC; OLC Monahans, LLC; Fountainhead Logistics, LLC; Fountainhead Transportation Services, LLC; and Fountainhead Equipment Leasing, LLC.

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

The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other period. The Financial Statements and these notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Business Combination

Business combinations are accounted for using the acquisition method of accounting in accordance with the Accounting Standards Codification (“ASC”) 805, “Business Combinations.” The purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. Fair value of the acquired assets and liabilities is measured in accordance with the guidance of ASC 820, “Fair Value Measurement.” Any excess purchase price over the fair value of the net identifiable assets acquired is recorded as goodwill. Any acquisition-related costs incurred by the Company are expensed as incurred. Operating results of an acquired business are included in the Company’s results of operations from the date of acquisition. We use all available information to estimate fair values, including quoted market prices, the carrying value of acquired assets and assumed liabilities and valuation techniques such as discounted cash flows, relief-from-royalty method, with or without method, or multi-period excess earnings method. We engage third-party appraisal firms to assist in the fair value determination of identifiable long-lived assets, identifiable intangible assets, as well as any contingent consideration that provides for additional consideration to be paid to the seller if certain future conditions are met. These estimates are reviewed during the 12-month measurement period and adjusted as soon as the necessary information becomes available but no later than one year from the acquisition date. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our financial condition or results of operations. The purchase price in the Hi-Crush Transaction includes a holdback, which is measured at fair value. The holdback is subject to changes from estimated to actual net working capital amounts and other customary purchase price adjustments. The holdback amount is based on management's best estimate as of the date of this filing and may be subject to further adjustments. This amount is recorded in other current liabilities on our condensed consolidated balance sheets.

Since the Closing Date, the acquired companies have adopted all of the Company's accounting policies.

Cash and Cash Equivalents

Cash and cash equivalents consist of all highly liquid investments that are readily convertible into cash and have original maturities of three months or less when purchased. As of June 30, 2024, we have deposits of $19.7 million in an Insured Cash Sweep (“ICS”) Deposit Placement Agreement within IntraFi Network LLC facilitated by our bank. The ICS program provides the Company with access to FDIC insurance for our total cash held within the ICS. We had an additional $27.2 million in 3-month United States Treasury Bills which are fully backed by the United States as of June 30, 2024. We place our remaining cash deposits with high-credit-quality financial institutions. At times, a portion of our cash may be uninsured or in deposit accounts that exceed or are not covered under the Federal Deposit Insurance Corporation limit.

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

We are exposed to credit losses primarily through sales of products and services. We analyze accounts receivable on an individual customer and overall basis through review of historical collection experience and current aging status of our customer accounts. We also consider the financial condition and economic environment of our customers in evaluating the need for an allowance. As of June 30, 2024 and December 31, 2023, we had $0.3 million and de minimis in allowance for credit losses, respectively. Allowance for credit losses is included in accounts receivable on the condensed consolidated balance sheets. For the three and six months ended June 30, 2024 and 2023, we recognized de minimis bad debt expense.

As of June 30, 2024, three customers represented 16%, 13% and 11% of the Company’s outstanding accounts receivable trade balance. As of June 30, 2023, two customers represented 19% and 10% of the Company’s outstanding accounts receivable trade balance.

Goodwill and Acquired Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill is not amortized, but is reviewed for impairment annually during the fourth quarter or more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable. Judgments regarding indicators of potential impairment are based on market conditions and operational performance of our business. We may assess our goodwill for impairment initially using a qualitative approach to determine whether conditions exist that indicate it is more likely than not that a reporting unit’s carrying value is greater than its fair value, and if such conditions are identified, then a quantitative analysis will be performed to determine if there is any impairment.

The Company amortizes the cost of definite-lived intangible assets on a straight-line basis over their estimated useful lives of 3 to 10 years. An impairment assessment is performed if events or circumstances occur and may result in the change of the useful lives of the intangible assets.

Other Intangible Assets

Other intangible assets consist of internal-use software. The Company applies the provisions of ASC 350, “Intangibles-Goodwill and Other.” Costs associated with the acquisition of an internal-use software are capitalized when incurred and amortized over the estimated useful life of the license or application, which is generally 1 to 5 years. As of June 30, 2024 and December 31, 2023, the balance of other intangible assets was $2.2 million and $1.8 million, respectively. On the condensed consolidated balance sheets, the December 31, 2023 intangible assets balance was reclassified out of other long-term assets to intangible assets for comparable presentation with the current period.

Amortization associated with the other intangibles was $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively. Amortization associated with the other intangibles was $0.1 million for both the three and six months ended June 30, 2023. The amortization expense is recorded in depreciation, depletion and accretion expense in the condensed consolidated statements of operations and condensed consolidated statements of cash flows.

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

Impairment or Disposal of Property, Plant and Equipment

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

Asset Retirement Obligations

In accordance with ASC 410-20, “Asset Retirement Obligations”, the Company records a liability for asset retirement obligations at the fair value of the estimated costs to retire a tangible long-lived asset at the time the liability is incurred, when there is a legal obligation to incur costs to retire the asset and when a reasonable estimate of the fair value of the obligation can be made. The Company has asset retirement obligations with respect to certain assets due to various contractual obligations to clean and/or dispose of those assets at the time they are retired.

A liability for the fair value of an asset retirement obligation, with a corresponding increase to the carrying value of related long-lived assets, is recognized at the time of an obligating event. The asset is depreciated using the straight-line method, and the discounted liability is increased through accretion over the expected timing of settlement.

The estimated liability is based on third-party estimates of costs to abandon, including estimated economic lives and external estimates as to the cost to bring the land to a state required by the lease agreements. The Company utilized a discounted rate reflecting management’s best estimate of the credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in the estimated costs, changes in the economic life or if federal or state regulators enact new requirements regarding the abandonment. Accretion expense was $0.2 million and $0.3 million for the three and six months ended June 30, 2024, respectively. Accretion expense was de minimis for the three and six months ended June 30, 2023. Accretion is recorded on the condensed consolidated statement of operations in depreciation, depletion and accretion expense. The current portion of the asset retirement obligation, $0.9 million, is recorded within other current liabilities and the long-term portion, $7.7 million, is recorded within asset retirement obligations on the Company's condensed consolidated balance sheets. On the condensed consolidated balance sheets, the December 31, 2023 asset retirement obligation balance was reclassified out of other long-term liabilities to asset retirement obligations for comparable presentation with the current period.

Changes in the asset retirement obligations are as follows (in thousands):

	June 30,
	2024	2023
Beginning Balance	$2,705	$1,245
Additions to liabilities	5,980	—
Accretion expense	255	35
Settlements	(354)	—
Ending Balance	$8,586	$1,280

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

The amounts reported in the balance sheets as current assets or liabilities, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities and deferred revenues approximate fair value due to the short-term maturities of these instruments. The Company’s policy is to recognize transfers between levels at the end of the period. This disclosure does not impact the Company’s financial position, results of operations or cash flows.

As of the dates indicated, our long-term debt consisted of the following (in thousands):

	At June 30, 2024		At December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial liabilities
Outstanding principal amount of the 2023 Term Loan Credit Facility	$173,464	$194,529	$172,820	$182,446	Level 2 – Market Approach
Outstanding principal amount of the ADDT Loan	$142,573	$159,737	$—	$—	Level 2 – Market Approach
Outstanding principal amount of the 2023 ABL Credit Facility	$50,000	$50,000	$—	$—	Level 1 – Quoted Prices
Outstanding principal amount of the of the Deferred Cash Consideration Note	$107,832	$107,832	$—	$—	Level 2 – Market Approach
Outstanding amount of the other indebtedness	$4,134	$4,134	$—	$—	Level 1 – Quoted Prices
•
Our 2023 Term Loan Credit Facility (defined in Note 7 - Leases) with Stonebriar Commercial Finance LLC (“Stonebriar”), pursuant to which Stonebriar extended a $180.0 million single advance seven-year term loan credit facility bears interest at a fixed rate of 9.50%, where its fair value will fluctuate based on changes in interest rates and credit quality. As of June 30, 2024 and December 31, 2023, the fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments. These inputs are not quoted prices in active markets, but they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs.
•
Our ADDT Loan (defined in Note 8 - Debt) with Stonebriar in the aggregate principal amount of $150 million, payable in 76 consecutive monthly installments, bears interest at a fixed rate of 10.86%, where its fair value will fluctuate based on changes in interest rates and credit quality. As of June 30, 2024, the fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments. These inputs are not quoted prices in active markets, but they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs.
•
The carrying amount of the Company’s 2023 ABL Credit Facility (defined in Note 8- Debt) approximated fair value as it bears interest at variable rates over the term of the loan. Therefore, we have classified this long-term debt as Level 1 of the fair value hierarchy.
•
The Deferred Cash Consideration Note (defined in Note 8- Debt) entered into in connection with the Hi-Crush Transaction was determined to not be at market. Therefore, in order to record the debt at fair value as of the acquisition date, the Company calculated a discount of $4.6 million. With the adjustment, the fair value of the Deferred Cash Consideration Note approximates the carrying value. We considered the implied debt rating of the Company and the associated interest rates available in the public debt market. Therefore we have classified this long-term debt as Level 2 of the fair value hierarchy.
•
We believe the fair value of our other indebtedness approximates the carrying value. This balance is comprised of equipment financing agreements. We considered the rates entered into for 2024 equipment financing agreements for the same equipment. Therefore we have classified this long-term debt as Level 1 of the fair value hierarchy.

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

Certain of the Company’s contracts contain shortfall provisions that calculate agreed upon fees that are billed when the customer does not meet the minimum purchases over a period of time defined in each contract and when collectability is reasonably certain. As the Company does not have the ability to predict customers’ orders over the period, there are constraints around the ability to recognize the variability in consideration related to this condition. The Company recognized shortfall provision revenue of $1.5 million and $2.0 million for the three and six months ended June 30, 2024, respectively, which was recorded in product revenue in the condensed consolidated statements of operations. The Company did not recognize any shortfall revenue for the three and six months ended June 30, 2023.

The Company’s revenue was generated in Texas, New Mexico, Ohio, Oklahoma, Pennsylvania, and West Virginia for the three and six months ended June 30, 2024 and in Texas and New Mexico for the three and six months ended June 30, 2023. Revenue is disaggregated by product and service sales, no further disaggregation of revenue information is provided.

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

Deferred Revenues

The Company occasionally receives prepayments from customers for future deliveries of product or contributions in aid of construction. Amounts received from customers in advance of product deliveries are recorded as contract liabilities referred to as deferred revenues and are recognized as revenue upon delivery of the product. Certain prepayments are secured by collateral interest in certain property, plant and equipment. In connection with the Hi-Crush Transaction, the Company acquired customer prepayments and recorded $13.2 million of deferred revenue as of March 5, 2024. The Company recognized revenue of $1.7 million and $2.3 million from deferred revenue for the three and six months ended June 30, 2024, respectively. The Company did not recognize any deferred revenue for the three and six months ended June 30, 2023.

Changes in the deferred revenues balance are as follows (in thousands):

June 30, 2024
Beginning Balance	$—
Customer prepayment acquired in Hi-Crush acquisition	13,248
Revenue recognized	(2,274)
Ending Balance	$10,974

Stock-Based Compensation

We account for stock-based compensation, including grants of incentive units, restricted stock awards, time-based restricted stock units and performance share units, under the measurement and recognition provisions of ASC 718, “Compensation – Stock Compensation.” We account for stock-based compensation by amortizing the fair value of the stock, which is determined at the grant date, on a straight-line basis unless the tranche method is required.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company evaluates the uncertainty in tax positions taken or expected to be taken in the course of preparing the Financial Statements to determine whether the tax positions are more likely than not of being sustained by the applicable tax authority. However, the conclusions regarding the evaluation are subject to review and may change based on factors including, but not limited to, ongoing analysis of tax laws, regulations, and interpretations thereof. As of June 30, 2024 and December 31, 2023, the Company did not have any liabilities for uncertain tax positions or gross unrecognized tax benefits. Our income tax returns from 2019, 2020, 2021 and 2022 are open to examinations by U.S. federal, state or local tax authorities. The Company cannot predict or provide assurance as to the ultimate outcome of any existing or future examinations.

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

The Company had adjustments to consideration during the finalization of the purchase price allocation during the three months ended June 30, 2024. Refer to the table below for the acquisition-date fair value of the consideration as of March 5, 2024 and the adjustments as of June 30, 2024 (in thousands):

	March 5, 2024	Adjustments	June 30, 2024
Cash to sellers at close	$140,146	$—	$140,146
Company Transaction Expenses (sellers' transaction expenses) (1)	9,019	—	9,019
Stock consideration (2)	189,082	—	189,082
Deferred Cash Consideration Note (1)	109,253	(2,064)	107,189
Stockholders’ Representative Expense Fund (1)	50	—	50
Estimated Adjustment Holdback Amount (1) (3)	5,338	4,945	10,283
Total	$452,888	$2,881	$455,769

(1) Refer to the Merger Agreement, a copy of which is included as Exhibit 2.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed with the SEC on May 8, 2024.

(2) Stock consideration is measured at fair value as of the Closing Date by taking the product of (a) the closing shares of 9,711,432 as defined in the Merger Agreement and (b) the low price per share of $19.47 on March 5, 2024, which is in line with ASC 820, “Fair Value Measurement” and company policy as an accounting policy election under ASC 235, “Notes to Financial Statements.”

(3) Represents a cash holdback subject to changes from estimated to actual net working capital amounts and other customary purchase price adjustments. The amount in the table above is based on management's best estimate as of the date of this filing and may be subject to further adjustments.

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

The following table summarizes the preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed as of March 5, 2024, including measurement period adjustments through June 30, 2024 (in thousands):

	Fair Value
	March 5, 2024	Adjustments	June 30, 2024
Cash and cash equivalents	$6,982	$—	$6,982
Accounts receivable	96,393	—	96,393
Inventories	4,235	—	4,235
Spare parts inventories	3,101	—	3,101
Prepaid expenses and other current assets	2,180	—	2,180
Property, plant and equipment	277,584	20,321	297,905
Intangible assets	111,723	3,353	115,076
Operating lease right-of-use assets	10,868	—	10,868
Finance lease right-of-use assets	7,311	—	7,311
Other long-term assets	92	—	92
Accounts payable	(37,736)	—	(37,736)
Accrued liabilities	(13,162)	—	(13,162)
Current portion of long-term debt	(1,914)	—	(1,914)
Current portion of operating lease liabilities	(6,388)	—	(6,388)
Current portion of finance lease liabilities	(3,299)	—	(3,299)
Current portion of deferred revenue	(3,302)	—	(3,302)
Other current liabilities (1)	(1,221)	—	(1,221)
Long-term debt, net of discount and deferred financing costs	(252)	—	(252)
Deferred tax liabilities	(70,378)	(4,841)	(75,219)
Operating lease liabilities	(4,479)	—	(4,479)
Finance lease liabilities	(4,012)	—	(4,012)
Deferred revenue	(9,946)	—	(9,946)
Asset retirement obligation	(2,663)	—	(2,663)
Goodwill	91,171	(15,952)	75,219
Net Assets Acquired (2)	$452,888	$2,881	$455,769

(1) The March 5, 2024 presentation includes the current portion of operating lease liabilities, current portion of finance lease liabilities, and current portion of deferred revenue. These balances were previously included within other current liabilities on our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed with the SEC on May 8, 2024.

(2) The March 5, 2024 presentation includes operating lease liabilities, finance lease liabilities, deferred revenue, and asset retirement obligation. These balances were previously included within other long-term liabilities on our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed with the SEC on May 8, 2024.

The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. The above fair values of assets acquired and liabilities assumed are preliminary and are based on the information that was available as of the reporting date. The Company retained an independent appraiser to determine the fair value of assets acquired and liabilities assumed. In accordance with the acquisition method of accounting, the purchase price of Hi-Crush has been allocated to the acquired assets and assumed liabilities based on their preliminary estimated acquisition date fair values. The fair value estimates were based on income, market, and cost valuation methods. The excess of the total consideration over the estimated fair value of the amounts initially assigned to the identifiable assets acquired and liabilities assumed has been recorded as goodwill. In many cases, the determination of the fair values required estimates about discount rates, future expected cash flows and other future events that are based on the Company's best judgment from the information available. The final determination of the fair value of certain assets and liabilities will be completed as soon as the necessary information becomes available but no later than one year from the acquisition date. As of June 30, 2024, we had purchase price adjustments of $2.9 million in net assets acquired. This resulted in an increase of $2.5 million in depreciation, depletion and accretion expense, an increase of $0.1 million in amortization expense, and an increase of $0.3 million in interest expense on the condensed consolidated statements of operations for both the three and six months ended June 30, 2024.

The Company’s condensed consolidated statement of operations includes revenue of $162.8 million and $210.5 million for the three and six months ended June 30, 2024, respectively, attributable to the acquired Hi-Crush operations. The Company’s condensed consolidated statement of operations includes direct operating expenses of $113.3 million and $145.6 million for the three and six months ended June 30, 2024, respectively, attributable to the acquired Hi-Crush operations. Of the $75.2 million of goodwill recognized, $40.0 million is considered non-deductible goodwill.

The following transactions were recognized separately from the acquisition of assets and assumptions of liabilities in the Hi-Crush Transaction.

•
Transaction costs consisting of legal and professional fees. For the three and six months ended June 30, 2024, the Company incurred $5.9 million and $16.1 million of transaction costs, respectively, which were expensed as incurred and presented in selling, general and administrative expenses in the condensed consolidated statements of operations.
•
In connection with the Hi-Crush Transaction, the Company entered into the First Amendment to Loan, Security and Guaranty Agreement (the “ABL Amendment”) and the First Amendment to Credit Agreement (the “Term Loan Amendment”). See Note 8 – Debt for further information.

Identifiable Intangible Assets Acquired

The following table summarizes key information underlying identifiable intangible assets related to the Hi-Crush Transaction:

	Useful Life (In years)	Fair Value (In thousands)
Customer relationships	10	$100,226
Trade name	3	14,850
Total		$115,076

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

Reserves

The preliminary estimate of the fair value of the reserves were valued at $105.8 million using the income approach. Reserves are recorded in property, plant and equipment, net on the Company's condensed consolidated balance sheets. Reserves were valued using the multi-period excess earnings method (“MPEEM”). The MPEEM is an approach where the net earnings attributable to the asset being measured are isolated from other “contributory assets” over the intangible asset’s remaining economic life.

Pro Forma Financial Information

The following table summarizes, on an unaudited pro forma basis, the condensed combined results of operations of the Company for the three and six months ended June 30, 2024 and 2023, assuming the Hi-Crush Transaction had occurred on January 1, 2023 (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(unaudited)
Revenue	$287,518	$311,595	$595,500	$609,147
Net income	$18,528	$80,487	$49,376	$144,694

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

Note 4 – Goodwill and Acquired Intangible Assets

Goodwill

Changes in the carrying value of goodwill (in thousands):

Balance at December 31, 2023	$—
Hi-Crush Transaction	75,219
Balance at June 30, 2024	$75,219

The Company has applied the acquisition method of accounting in accordance with ASC 805, “Business Combinations,” and recognized assets acquired and liabilities assumed from the Hi-Crush Transaction at their fair value as of the date of acquisition, with the excess purchase consideration recorded to goodwill. As the Company finalizes the estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments to the amount of goodwill may be necessary, refer to Note 3 - Hi-Crush Transaction for further discussion. Goodwill is not amortized, but we perform an annual goodwill impairment test in the fourth quarter and more frequently if events and circumstances indicate that the asset might be impaired.

Acquired Intangible Assets

The following table presents the detail of acquired intangible assets other than goodwill as of June 30, 2024 (in thousands):

	Carrying Amount	Accumulated Amortization	Net
Customer relationships	$100,226	$(3,233)	$96,993
Trade name	14,850	(1,596)	13,254
Total	$115,076	$(4,829)	$110,247

Amortization expense recognized during the three and six months ended June 30, 2024 was $3.7 million and $4.8 million, respectively, and was recorded in amortization expense of acquired intangible assets on the condensed consolidated statements of operations. Refer to Note 3 - Hi-Crush Transaction for additional information over these acquired intangible assets.

Estimated future amortization expense is as follows (in thousands):

Remainder of 2024	$7,486
2025	$14,973
2026	$14,973
2027	$10,902
2028	$10,023
2029	$10,023
Thereafter	$41,867
Total	$110,247

Note 5 – Inventories

Inventories consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$3,140	$441
Work-in-process	11,939	4,937
Finished goods	3,699	1,071
Inventories	$18,778	$6,449

Note 6 – Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Plant facilities associated with productive, depletable properties	$354,754	$243,618
Plant equipment	667,950	489,953
Land	5,377	3,197
Furniture and office equipment	4,167	2,362
Computer and network equipment	1,648	1,648
Buildings and leasehold improvements	43,221	32,558
Logistics equipment	82,240	48,139
Construction in progress	421,096	248,004
Property, plant and equipment	1,580,453	1,069,479
Less: Accumulated depreciation and depletion	(177,036)	(134,819)
Property, plant and equipment, net	$1,403,417	$934,660

Depreciation expense recognized in depreciation, depletion and accretion expense was $21.0 million and $35.7 million for the three and six months ended June 30, 2024, respectively. Depreciation expense recognized in depreciation, depletion and accretion expense was $8.0 million and $15.0 million for the three and six months ended June 30, 2023, respectively.

Depletion expense recognized in depreciation, depletion and accretion expense was $3.5 million and $6.0 million for the three and six months ended June 30, 2024, respectively. Depletion expense recognized in depreciation, depletion and accretion expense was $1.4 million and $2.9 million for the three and six months ended June 30, 2023, respectively.

Depreciation expense recognized in selling, general and administrative expense was $0.9 million and $1.7 million for the three and six months ended June 30, 2024, respectively. Depreciation expense recognized in selling, general and administrative expense was $0.4 million and $0.7 million for the three and six months ended June 30, 2023, respectively.

Impairment or Disposal of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” During the second quarter of 2024, the Company concluded it had a triggering event requiring an assessment for impairment as a result of the fire at one of the Kermit facilities that caused damage to the physical condition of the Kermit asset group.

The Company groups assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluates the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis.

The Company performed a recoverability test and determined there was no impairment of the associated asset group for the three and six months ended June 30, 2024. The damaged assets from the fire had no remaining carrying value. The Company recorded a $11.1 million loss from the disposal which is recorded as a loss on disposal of assets on the condensed consolidated statements of operations.

The Company did not recognize impairment of long-lived assets or loss on disposal of assets for the three and six months ended June 30, 2023.

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

The components of lease cost were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$881	$1,973	$1,186	$3,440
Interest on lease liabilities	104	822	139	1,397
Operating lease cost	1,976	272	2,738	534
Variable lease cost	159	87	316	298
Short-term lease cost	14,903	6,571	26,609	12,362
Total lease cost	$18,023	$9,725	$30,988	$18,031

Supplemental cash flow and other information related to leases were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$2,103	$289	$2,397	$575
Operating cash outflows from finance leases	$103	$822	$108	$1,397
Financing cash outflows from finance leases	$49	$962	$114	$1,700
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$3,581	$559	$10,892	$559
Finance leases	$355	$13,274	$11,223	$20,876

Lease terms and discount rates as of June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term:
Operating leases	4.3 years	3.6 years
Finance leases	2.4 years	3.6 years
Weighted-average discount rate:
Operating leases	5.8%	4.7%
Finance leases	5.6%	5.2%

Future minimum lease commitments as of June 30, 2024 are as follows (in thousands):

	Finance	Operating
Remainder of 2024	$1,899	$3,426
2025	3,121	6,462
2026	2,106	638
2027	432	1,637
2028	56	1,460
Thereafter	—	5,553
Total lease payments	7,614	19,176
Less imputed interest	468	2,761
Total	$7,146	$16,415

On the condensed consolidated balance sheets, the December 31, 2023 current portion of operating lease liabilities and current portion of finance lease liabilities were reclassified out of other current liabilities to the current portion of operating lease liabilities and current portion of finance lease liabilities, respectively, for comparable presentation with the current period. In addition, the December 31, 2023 operating lease liabilities and finance lease liabilities were reclassified out of other long-term liabilities to operating lease liabilities and finance lease liabilities, respectively, on the condensed consolidated balance sheets for comparable presentation with the current period.

On July 31, 2023, Atlas LLC entered into a credit agreement (the “2023 Term Loan Credit Agreement”) with Stonebriar, as administrative agent and initial lender, pursuant to which Stonebriar extended Atlas LLC a term loan credit facility comprising a $180.0 million single advance term loan that was made on July 31, 2023 (the “Initial Term Loan”) and commitments to provide up to $100.0 million of delayed draw term loans (collectively, the “2023 Term Loan Credit Facility”). Proceeds from the 2023 Term Loan Credit Facility were used to repay $133.4 million of the principal and accrued interest of the credit facility extended pursuant to the Credit Agreement, dated October 20, 2021, between Atlas LLC, as borrower, and Stonebriar, as lender, as amended (collectively, the “2021 Term Loan Credit Facility”). Proceeds from the 2023 Term Loan Credit Facility were also used to terminate $42.8 million of finance lease liabilities and acquire $39.5 million of finance lease assets associated with certain equipment lease arrangements with Stonebriar. There was no gain or loss recognized as a result of this transaction. See Note 8 - Debt for further discussion on the 2023 Term Loan Credit Facility.

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

As of June 30, 2024, we had no additional leases that have not yet commenced. Certain transportation and logistics leases discussed here are a component of the purchase commitments discussed in Note 9 - Commitments and Contingencies.

Note 8 – Debt

Debt consists of the following (in thousands):

	June 30,	December 31,
	2024	2023
2023 Term Loan Credit Facility	$180,000	$180,000
ADDT Loan	144,402	—
2023 ABL Credit Facility	50,000	—
Deferred Cash Consideration Note	111,828	—
Other indebtedness	4,134	—
Less: Debt discount, net of accumulated amortization of $1,953 and $480, respectively	(11,435)	(6,769)
Less: Deferred financing fees, net of accumulated amortization of $124 and $29, respectively	(926)	(411)
Less: Current portion (a)	(30,553)	—
Long-term debt	$447,450	$172,820
(a) The current portion of long-term debt reflects payments based on the terms of the 2023 Term Loan Credit Facility, the ADDT Loan, and Other Indebtedness.

Deferred Cash Consideration Note

In accordance with the Merger Agreement, the Company issued a secured PIK toggle seller note in an initial aggregate principle amount of $111.8 million, subject to customary purchase price adjustments, with a final maturity date of January 31, 2026 (the “Deferred Cash Consideration Note”). As discussed in Note 3 - Hi-Crush Transaction, the Deferred Cash Consideration Note was part of the consideration transferred and valued at fair value at the acquisition date. The Deferred Cash Consideration Note bears interest at a rate of 5.00% per annum if paid in cash, or 7.00% per annum if paid in kind. Interest on the Deferred Cash Consideration Note is payable quarterly in arrears beginning March 29, 2024 through maturity. Interest expense associated with the Deferred Cash Consideration Note was $1.4 million and $1.8 million for the three and six months ended June 30, 2024, respectively.

The Deferred Cash Consideration Note included $4.6 million of debt discount and approximately $0.1 million deferred financing costs. The discount and deferred financing costs are a direct reduction from the carrying amount of the debt obligation on the Company’s condensed consolidated balance sheets and are amortized to interest expense using the effective interest method. Interest expense associated with the discount and deferred financing costs were approximately $0.7 million and $0.8 million in total for the three and six months ended June 30, 2024, respectively.

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

Each delayed draw term loan (the “DDT Loans”) under the 2023 Term Loan Credit Facility will be payable in equal monthly installments, with the monthly installments comprising 80% of the DDT Loan and a final payment of the remaining 20% of the outstanding principal balance due at maturity, unless earlier prepaid. The DDT Loans will bear interest at a rate equal to the applicable Term SOFR Rate as of each Delayed Draw Funding Date (each as defined in the 2023 Term Loan Credit Agreement) plus 5.95% per annum. All monthly installments with respect to the Initial Term Loan and the DDT Loans payable on or prior to January 1, 2025 will be interest only. Interest expense associated with the debt was $4.3 million and $8.6 million for the three and six months ended June 30, 2024, respectively. The interest expense associated with the discount and deferred financing costs were $0.3 million and $0.6 million for the three and six months ended June 30, 2024, respectively.

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

Proceeds from the 2023 Term Loan Credit Facility were used to repay outstanding indebtedness under our previous 2021 Term Loan Credit Facility, to repay obligations outstanding under certain equipment lease arrangements with Stonebriar and for general corporate purposes. As of June 30, 2024, Atlas LLC was in compliance with the covenants of the 2023 Term Loan Credit Facility.

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

The Term Loan Amendment provided an additional DDT Loan (the “ADDT Loan”) in the aggregate principal amount of $150.0 million with interest (computed on the basis of a 365-day year for the actual number of days elapsed) on the unpaid principal amount thereof from and including the date of the amendment until paid in full at the rate per annum equal to 10.86%. The ADDT Loan is payable in 76 consecutive monthly installments of combined principal and interest each in the amount of $2.7 million commencing April 1, 2024 and continuing up to and including August 1, 2030. There was interest expense of $4.0 million and $5.4 million for the three and six months ended June 30, 2024, respectively.

The ADDT Loan included $1.5 million of debt discount and $0.5 million in deferred financing costs. The discount and deferred financing costs are a direct reduction from the carrying amount of the debt obligation on the Company’s condensed consolidated balance sheets and are amortized to interest expense using the effective interest method. Interest expense associated with the discount and deferred financing costs were $0.1 million and $0.2 million in total for the three and six months ended June 30, 2024, respectively.

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

Atlas LLC may also request swingline loans under the 2023 ABL Credit Agreement in an aggregate principal amount not to exceed $7.5 million. During the six months ended June 30, 2024 and the year ended December 31, 2023, Atlas LLC had no outstanding swingline loans under the 2023 ABL Credit Facility.

Borrowings under the 2023 ABL Credit Facility bear interest, at Atlas LLC’s option, at either a base rate or Term SOFR, as applicable, plus an applicable margin based on average availability as set forth in the 2023 ABL Credit Agreement. Term SOFR loans bear interest at Term SOFR for the applicable interest period plus an applicable margin, which ranges from 1.50% to 2.00% per annum based on average availability as set forth in the 2023 ABL Credit Agreement. Base rate loans bear interest at the applicable base rate, plus an applicable margin, which ranges from 0.50% to 1.00% per annum based on average availability as set forth in the 2023 ABL Credit Agreement. In addition to paying interest on outstanding principal under the 2023 ABL Credit Facility, Atlas LLC is required to pay a commitment fee which ranges from 0.375% per annum to 0.500% per annum with respect to the unutilized commitments under the 2023 ABL Credit Facility, based on the average utilization of the 2023 ABL Credit Facility. Atlas LLC is required to pay customary letter of credit fees, to the extent that one or more letter of credit is outstanding. For the three and six months ended June 30, 2024, we recognized $0.1 million and $0.3 million, respectively, of interest expense, unutilized commitment fees and other fees under the 2023 ABL Credit Facility, classified as interest expense. For both the three and six months ended June 30, 2023, we recognized $0.1 million of interest expense.

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

On March 5, 2024, the Company drew down $50.0 million under the 2023 ABL Credit Facility for general corporate purposes. There was interest expense of $0.9 million and $1.1 million for the three and six months ended June 30, 2024, respectively. The draw included $0.3 million in debt issuance costs and $0.3 million in deferred financing costs. These costs are recorded under other long-term assets on the condensed consolidated balance sheets and are amortized on a straight-line basis over the life of the agreement. Interest expense associated with the amortization of these costs was $0.1 million for both the three and six months ended June 30, 2024.

As of June 30, 2024, Atlas LLC had $50.0 million in outstanding borrowings and $0.6 million in outstanding letters of credit under the 2023 ABL Credit Facility.

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

The 2023 ABL Credit Facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of June 30, 2024, the Company was in compliance with the covenants under the 2023 ABL Credit Facility.

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

The ABL Amendment increased the revolving credit commitment to $125.0 million. The existing lenders increased their commitment by $25.0 million which resulted in a debt modification under ASC 470, “Debt.” The ABL Amendment also added a new lender with a $25.0 million commitment, thus creating a new debt arrangement under ASC 470, “Debt.” The deferred financing costs and debt issuance cost will be amortized on a prospective basis over the term of the agreement. The maturity date of the ABL Credit Agreement was extended from February 22, 2028 to the earliest of (a) February 26, 2029; (b) the date that is 91 days prior to the maturity date for any portion of the Term Loan Debt; or (c) any date on which the aggregate Commitments terminate hereunder.

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

Other Indebtedness

The Company has other Indebtedness of $4.1 million of equipment finance notes as of June 30, 2024. These equipment finance notes have terms ending in July 2024 through June 2025 and interest rates ranging from 1.99% to 3.24%.

Note 9 – Commitments and Contingencies

Royalty Agreements

The Company has entered into royalty agreements under which it is committed to pay royalties on sand sold from its production facilities for which the Company has received payment by the customer. Atlas LLC entered into a royalty agreement associated with its leased property at the Kermit facility and a mining agreement associated with its leased property at the Monahans facility, in each case, with The Sealy & Smith Foundation, a related party. The royalty agreement associated with the Kermit facility terminated on the date of our IPO, pursuant to the terms of the agreement. Under the mining agreement associated with the Monahans facility, we are committed to pay royalties on product sold from that facility and are required to pay a minimum royalty of $1.0 million for any lease year following our IPO. We have certain royalty obligations based on tonnage of sand sold under land leases associated with our OnCore distributed mining network.

On March 1, 2024, the Company entered into a pooling agreement with the General Land Office of Texas (“GLO”) that establishes a pooled unit across our fee owned lands and leased lands at the Kermit property. The pooling agreement has a current effective blended royalty rate of 5.86% on Kermit plant sales. This pooling agreement increases our operational flexibility by establishing a framework to efficiently mine across our fee owned lands and leased lands interchangeably.

Royalty expense associated with these agreements is recorded as the product is sold and is included in costs of sales. Royalty expense associated with these agreements were less than 5% of cost of sales for the three and six months ended June 30, 2024, and totaled between 5% and 10% of cost of sales for the three and six months ended June 30, 2023.

Standby Letters of Credit

As of June 30, 2024 and December 31, 2023, we had $0.6 million and $1.1 million outstanding in standby letters of credit issued under the 2023 ABL Credit Facility, respectively.

Purchase Commitments

In connection with our normal operations, we enter short-term purchase obligations for products and services.

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

Note 10 – Stockholders Equity

Common Stock

The Company is authorized to issue 500,000,000 shares of preferred stock and 1,500,000,000 shares of Common Stock. On March 5, 2024, the Company issued 9,711,432 shares of Common Stock as consideration in the Hi-Crush Transaction. As of June 30, 2024, there were 109,863,098 shares of Common Stock issued and outstanding and no shares issued or outstanding of preferred stock.

Dividends and Distributions

On February 8, 2024, the Company declared a dividend of $0.21 per share (base dividend of $0.16 per share and a variable dividend of $0.05 per share) of Common Stock. The dividend was paid on February 29, 2024 to holders of record of Common Stock as of the close of business on February 22, 2024.

On May 6, 2024, the Company declared a dividend of $0.22 per share (base dividend of $0.16 per share and a variable dividend of $0.06 per share) of Common Stock. The dividend was paid on May 23, 2024 to holders of record of Common Stock as of the close of business on May 16, 2024.

On August 1, 2024, the Company declared a dividend of $0.23 per share of Common Stock. The dividend will be payable on August 22, 2024 to holders of record of Common Stock as of the close of business on August 15, 2024.

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

In connection with the assumption of the LTIP, the Company also assumed the remaining share reserves available for issuance under the LTIP, subject to applicable adjustments to relate to the Company's Common Stock. Subject to adjustment in accordance with the terms of the LTIP, 10,270,000 shares of Common Stock have been reserved for issuance pursuant to awards under the LTIP. If an award under the LTIP is forfeited, settled for cash or expires without the actual delivery of shares, any shares subject to such award will again be available for new awards under the LTIP. The LTIP will be administered by the Compensation Committee (the “Compensation Committee”) of the Board. We had 7,003,661 shares of the Company's Common Stock available for future grants as of June 30, 2024. We account for the awards granted under the LTIP as compensation cost measured at the fair value of the award on the date of grant.

Restricted Stock Units

RSUs represent the right to receive shares of New Atlas Common Stock at the end of the vesting period in an amount equal to the number of RSUs that vest. The granted RSUs vest and become exercisable with respect to employees in three equal installments starting on the first anniversary of the date of grant and, with respect to directors, on the one-year anniversary of the date of grant, so long as the participant either remains continuously employed or continues to provide services to the Board, as applicable. The RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases providing services to the Company prior to the date the award vests. If the participant’s employment with or service to the Company is terminated for cause or without good reason prior to the vesting of all of the RSUs, and unless such termination is a “Qualifying Termination” or due to a “Change in Control” as defined in the applicable RSU agreement, any unvested RSUs will generally terminate automatically and be forfeited without further notice and at no cost to the Company. In the event the Company declares and pays a dividend in respect of its outstanding shares of Common Stock and, on the record date for such dividend, the participant holds RSUs that have not been settled, we will record the amount of such dividend in a bookkeeping account and pay to the participant an amount in cash equal to the cash dividends the participant would have received if the participant was the holder of record, as of such record date, of a number of shares of Common Stock equal to the number of RSUs held by the participant that had not been settled as of such record date, such payment to be made on or within 60 days following the date on which such RSUs vest. The stock-based compensation expense of such RSUs was determined using the closing prices on the grant date. We account for forfeitures as they occur. We recognized stock-based compensation related to RSUs of $3.8 million and $7.0 million for the three and six months ended June 30, 2024, respectively. We recognized stock-based compensation related to RSUs of $0.7 million and $0.8 million for the three and six months ended June 30, 2023, respectively. Changes in non-vested RSUs outstanding under the LTIP during the six months ended June 30, 2024 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2023	1,636,173	$21.04
Granted	755,838	$22.21
Vested	(126,082)	$16.29
Forfeited	(78,236)	$20.05
Non-vested at June 30, 2024	2,187,693	$21.75

As of June 30, 2024, there was $38.8 million of unrecognized compensation expense relating to outstanding RSUs. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.7 years.

Performance Share Units

Performance share units (“PSUs”) represent the right to receive one share of Common Stock multiplied by the number of PSUs that become earned, and the number of PSUs that may vest range from 0% to 200% of the Target PSUs (as defined in the Performance Share Unit Grant Agreement governing the PSUs (the “PSU Agreement”)), subject to the Compensation Committee’s discretion to increase the ultimate number of vested PSUs above the foregoing maximum level. Each PSU also includes a tandem dividend equivalent right, which is a right to receive an amount equal to the cash dividends made with respect to a share of Common Stock during the Performance Period (as defined in the PSU Agreement), which will be adjusted to correlate to the number of PSUs that ultimately become vested pursuant to the PSU Agreement. 471,813 PSUs (based on target) were granted in 2024 (the “2024 PSUs”). The Performance Goals (as defined in the PSU Agreement) for the 2024 PSUs are based on a combination of Return on Capital Employed (“ROCE”) and “Relative TSR” (each, as defined in the PSU Agreement), with 25% weight applied to ROCE and 75% weight applied to Relative TSR, each as measured during the three-year Performance Period ending December 31, 2026. The vesting level is calculated based on the actual total stockholder return achieved during the Performance Period. The fair value of such PSUs was determined using a Monte Carlo simulation and will be recognized over the applicable Performance Period. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award. Expected volatilities in the model were estimated using a historical period consistent with the Performance Period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant. We recognized stock-based compensation related to PSUs of $1.7 million and $2.7 million for the three and six months ended June 30, 2024, respectively. We recognized stock-based compensation related to PSUs of $0.9 million and $1.1 million for the three and six months ended June 30, 2023, respectively. Changes in non-vested PSUs outstanding under the LTIP during the six months ended June 30, 2024 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2023	473,223	$20.19
Granted	471,813	$30.58
Vested	—	$—
Forfeited	(18,055)	$20.19
Non-vested at June 30, 2024	926,981	$25.48

As of June 30, 2024, there was $18.2 million of unrecognized compensation expense relating to outstanding PSUs. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of 2.4 years.

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

For the three and six months ended June 30, 2023, the Company's EPS calculation includes only its share of net income for the period subsequent to the IPO, and omits income prior to the IPO. In addition, the basic weighted average shares outstanding calculation is based on the actual days during which the shares were outstanding from the date of our IPO through June 30, 2023.

The following table reflects the allocation of net income to common stockholders and EPS computations for the period indicated based on a weighted average number of shares of Common Stock outstanding for the three and six months ended June 30, 2024 and 2023 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Numerator:
Net income	$14,837	$71,211	$41,624	$134,116
Less: Pre-IPO net income attributable to Atlas Sand Company, LLC		—		54,561
Less: Net income attributable to redeemable noncontrolling interest		32,693		39,303
Net income attributable to Atlas Energy Solutions Inc.	$14,837	$38,518	$41,624	$40,252
Denominator:
Basic weighted average shares outstanding	111,064	57,148	106,394	57,148
Dilutive potential of restricted stock units	379	272	238	272
Dilutive potential of performance share units	580	—	539	—
Diluted weighted average shares outstanding (1)	$112,023	$57,420	$107,171	$57,420

Basic EPS attributable to holders of Common Stock	$0.13	$0.67	$0.39	$0.70
Diluted EPS attributable to holders of Common Stock (1)	$0.13	$0.67	$0.39	$0.70
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

The effective combined U.S. federal and state income tax rate for the three and six months ended June 30, 2024 was 17.1% and 20.9%, respectively, and was 8.7% for both the three and the six months ended June 30, 2023.

During the three and six months ended June 30, 2024, we recognized income tax expense of $3.1 million and $11.0 million, respectively. We recognized $5.1 million and $12.7 million of income tax expense during the three and six months ended June 30, 2023, respectively.

Total income tax expense for the three months ended June 30, 2024 differed from amounts computed by applying the U.S. federal statutory tax rate of 21% to pre-tax book income for those periods due to state taxes, the benefit of percentage depletion in excess of basis, and expense of Section 162(m) nondeductible compensation. Total income tax expense for the six months ended June 30, 2024 differed from amounts computed by applying the U.S. federal statutory tax rate of 21% to pre-tax book income for those periods due to state taxes, the benefit of percentage depletion in excess of basis, expense of Section 162(m) nondeductible compensation and non-deductible transaction costs.

Total income tax expense for the three and six months ended June 30, 2023 differed from amounts computed by applying the U.S. federal statutory tax rate of 21% to pre-tax book income for those periods due to state taxes, income associated with the Pre-IPO period, and income associated with the non-controlling interest.

Note 14 – Related-Party Transactions

Brigham Land Management LLC

Brigham Land Management LLC (“Brigham Land”) provides us with landman services for certain of our projects and initiatives. The services are provided on a per hour basis at market prices. Brigham Land is owned and controlled by Vince Brigham, an advisor to the Company and the brother of our Executive Chairman, Bud Brigham. For the three and six months ended June 30, 2024, we made aggregate payments to Brigham Land equal to approximately $0.1 million and $0.3 million, respectively. For the three and six months ended June 30, 2023, we made aggregate payments to Brigham Land equal to approximately $0.3 million and $0.5 million, respectively. As of June 30, 2024 and December 31, 2023, our outstanding accounts payable to Brigham Land was de minimis and $0.2 million, respectively.

Earth Resources, LLC

Earth Resources, LLC (“Earth Resources”), formerly known as Brigham Earth, LLC, provides us with professional and consulting services as well as access to certain information and software systems. Earth Resources is owned and controlled by our Executive Chairman, Bud Brigham. For the three and six months ended June 30, 2024, we made aggregate payments to Earth Resources for these services equal to approximately $0.1 million and $0.3 million, respectively. For the three and six months ended June 30, 2023, we made aggregate payments to Earth Resources for these services equal to approximately $0.1 million and $0.2 million, respectively. As of June 30, 2024 and December 31, 2023, we had de minimis accounts payable to Earth Resources.

Anthem Ventures, LLC

Anthem Ventures, LLC (“Anthem Ventures”) provides us with transportation services. Anthem Ventures is owned and controlled by our Executive Chairman, Bud Brigham. For the three and six months ended June 30, 2024, we made aggregate payments to Anthem Ventures for these services equal to approximately de minimis and $0.1 million, respectively. For the three and six months ended June 30, 2023, we made aggregate payments to Anthem Ventures for these services equal to approximately $0.1 million and $0.2 million, respectively. As of June 30, 2024 and December 31, 2023, our outstanding accounts payable to Anthem Ventures was $0.1 million and $0.1 million, respectively.

In a Good Mood

In a Good Mood, LLC (“In a Good Mood”) provides the Company with access, at cost, to reserved space in the Moody Center in Austin, Texas for concerts, sporting events and other opportunities as a benefit to our employees and for business entertainment. In a Good Mood is owned and controlled by our Executive Chairman, Bud Brigham. For the three and six months ended June 30, 2024, we made aggregate payments to In a Good Mood for these services of approximately de minimis and $0.1 million, respectively. For the three and six months ended June 30, 2023, we made de minimis aggregate payments to In a Good Mood for these services. As of June 30, 2024 and December 31, 2023, we did not have an outstanding accounts payable balance with this related party.

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

Up-C Simplification

Refer to Note 1 – Business and Organization for disclosures related to the Company’s Up-C Simplification.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the financial statements and related notes presented in this Quarterly Report on Form 10-Q (this “Report”), as well as our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2024.

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
•
our ability to return the Kermit facility to full production following the fire that occurred on April 14, 2024, and the required reconstruction, and the timing of that return to full production;
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
•
health epidemics, such as the COVID-19 pandemic, natural disasters or inclement or hazardous weather conditions, including but not limited to cold weather, droughts, flooding, tornadoes and the physical impacts of climate change;
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

Overview

We are a low-cost producer of high-quality, locally sourced 100 mesh and 40/70 sand used as a proppant during the well completion process. Proppant is necessary to facilitate the recovery of hydrocarbons from oil and natural gas wells. One hundred percent of Atlas LLC’s sand reserves are located in Texas within the Permian Basin and our operations consist of proppant production and processing facilities, including four facilities near Kermit, Texas (together, the “Kermit facilities”), a fifth facility near Monahans, Texas (the “Monahans facility”), and the OnCore distributed mining network. As of June 30, 2024, our combined annual production capacity is approximately 28 million tons.

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

Recent Developments

Hi-Crush Transaction

On March 5, 2024 (“Closing Date”), the Company completed the acquisition of the Permian Basin proppant production and logistics businesses and operations of Hi-Crush Inc., a Delaware corporation (“Hi-Crush”), in exchange for mixed consideration totaling $455.8 million, subject to customary post-closing adjustments(the “Hi-Crush Transaction”), pursuant to that certain Agreement and Plan of Merger, dated February 26, 2024 (the “Merger Agreement”), by and among the Company, Atlas LLC, Wyatt Merger Sub 1 Inc., a Delaware corporation and direct, wholly-owned subsidiary of Atlas LLC, Wyatt Merger Sub 2, LLC, a Delaware limited liability company and direct, wholly-owned subsidiary of Atlas LLC, Hi-Crush, each stockholder that had executed the Merger Agreement or a joinder thereto (each a “Hi-Crush Stockholder” and, collectively, the “Hi-Crush Stockholders”), Clearlake Capital Partners V Finance, L.P., solely in its capacity as the Hi-Crush Stockholders’ representative and HC Minerals Inc., a Delaware corporation (collectively, the “Parties”). For further discussion, refer to Note 3 - Hi-Crush Transaction of the unaudited condensed consolidated financial statements (the “Financial Statements”) included elsewhere in this Report.

The foregoing description of the Hi-Crush Transaction and the Merger Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, a copy of which is filed as Exhibit 2.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed with the SEC on May 8, 2024.

Kermit Facility Operational Update

On April 14, 2024, a mechanical fire occurred at one of the Company's plants in Kermit, Texas. The fire primarily impacted the feed system of the processing facility, which transports sand from the dryers and separators to storage silos. During the second quarter of 2024, the Company utilized temporary loadout equipment at the plant to continue production. The Company was able to transition to the temporary loadout within 11 days of the fire incident. Reconstruction of the feed system was completed in June 2024 and the plant was operational by June 30, 2024.

The Company performed an impairment analysis on the Kermit asset group as a result of the fire and determined that no impairment was required. The disposal of the damaged assets from the fire had a net book value of $11.1 million that was recorded as a loss on disposal of assets on the condensed consolidated statements of operations. The Company has filed an insurance claim and is in the process of recovering replacement costs for returning the plant to production. The Company has recorded $10.0 million of insurance recovery in connection with this incident as this recovery amount is deemed collectable and legally enforceable as of June 30, 2024. The proceeds are recorded as insurance recovery (gain) on the condensed consolidated statements of operations and within accounts receivable on the condensed consolidated balance sheets.

Financial Developments

Deferred Cash Consideration Note

In accordance with the Merger Agreement, the Company issued a secured PIK toggle seller note in an initial aggregate principle amount of $111.8 million, subject to customary purchase price adjustments, with a final maturity date of January 31, 2026 (the “Deferred Cash Consideration Note”). The Deferred Cash Consideration Note was part of the consideration transferred and valued at fair value at the acquisition date. The Deferred Cash Consideration Note bears interest at a rate of 5.00% per annum if paid in cash, or 7.00% per annum if paid in kind. Interest on the Deferred Cash Consideration Note is payable quarterly in arrears beginning March 29, 2024 through maturity.

The Deferred Cash Consideration Note included $4.6 million of debt discount and approximately $0.1 million deferred financing costs. The discount and deferred financing costs are a direct reduction from the carrying amount of the debt obligation on the Company’s condensed consolidated balance sheets and are amortized to interest expense using the effective interest method.

Atlas LLC’s obligations under the Deferred Cash Consideration Note are secured by certain of the assets acquired in connection with the Hi-Crush Transaction. The Deferred Cash Consideration Note is also unconditionally guaranteed by Atlas LLC on an unsecured basis.

First Amendment to the 2023 Term Loan Credit Agreement

On February 26, 2024, the Company, Atlas LLC and certain other subsidiaries of the Company entered into the First Amendment to Credit Agreement (the “Term Loan Amendment”), among Company, Atlas LLC, the lenders party thereto and Stonebriar Commercial Finance LLC (“Stonebriar”), as administrative agent (the “Term Agent”), which amends the 2023 Term Loan Credit Agreement (as defined below under “Debt Agreements”).

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

The ADDT Loan included $1.5 million of debt discount $0.5 million deferred financing costs. The discount and deferred financing costs are a direct reduction from the carrying amount of the debt obligation on the Company’s condensed consolidated balance sheets and are amortized to interest expense using the effective interest method.

First Amendment to the 2023 ABL Credit Agreement

On February 26, 2024, Atlas LLC and certain other subsidiaries of the Company entered into the First Amendment to Loan, Security and Guaranty Agreement (the “ABL Amendment”), among Atlas LLC, the subsidiary guarantors party thereto, the lenders party thereto and the ABL Agent (as defined below under “Debt Agreements”), which amends the 2023 ABL Credit Agreement (as defined below under “Debt Agreements”).

The ABL Amendment increased the revolving credit commitment to $125.0 million. The existing lenders increased their commitment by $25.0 million which resulted in a debt modification under Accounting Standards Codification (“ASC”) 470, “Debt.” The ABL Amendment also added a new lender with a $25.0 million commitment, thus creating a new debt arrangement under ASC 470, “Debt.” The deferred financing costs and debt issuance cost will be amortized on a prospective basis over the term of the agreement. The maturity date of the ABL Credit Agreement was extended from February 22, 2028 to the earliest of (a) February 26, 2029; (b) the date that is 91 days prior to the maturity date for any portion of the Term Loan Debt; or (c) any date on which the aggregate Commitments terminate hereunder.

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

On March 5, 2024, the Company drew down $50.0 million under the 2023 ABL Credit Facility for general corporate purposes. The draw included $0.3 million in debt issuance costs and $0.3 million in deferred financing costs. These costs are recorded under other long-term assets on the condensed consolidated balance sheets and are amortized on a straight-line basis over the life of the agreement.

Dividends and Distributions

On February 8, 2024, the Company declared a dividend of $0.21 per share (base dividend of $0.16 per share and a variable dividend of $0.05 per share) of Common Stock. The dividend was paid on February 29, 2024 to holders of record of Common Stock as of the close of business on February 22, 2024.

On May 6, 2024, the Company declared a dividend of $0.22 per share (base dividend of $0.16 per share and a variable dividend of $0.06 per share) of Common Stock. The dividend was paid on May 23, 2024 to holders of record of Common Stock as of the close of business on May 16, 2024.

On August 1, 2024, the Company declared a dividend of $0.23 per share of Common Stock. The dividend will be payable on August 22, 2024 to holders of record of Common Stock as of the close of business on August 15, 2024.

Recent Trends and Outlook

The price for West Texas Intermediate (“WTI”) crude oil ended the second quarter of 2024 at $82.69 per barrel (“Bbl”), as compared to $81.28 per Bbl in the first quarter of 2024, representing a modest increase of approximately 2%. Range bound commodity prices indicated a comfortably supplied oil market during the quarter, which was marginally offset by slowing demand. OPEC+ countries reiterated that a further rollback on future production cuts would be subject to market conditions. This coupled with continued geopolitical tensions across Europe and the Middle East have supported a higher oil price environment as conflicts in both Ukraine and Gaza persist.

As a result, oilfield activity levels during the period were relatively muted. The Permian Basin drilling rig count declined by eight active rigs quarter-over-quarter, ending the period at 308 active rigs. While we are seeing efficiencies drive overall shale production, fewer drilling rigs and hydraulic fracturing crews are required for the equivalent production output.

However, notwithstanding the volatility in the oil and gas markets, there remain three potential positive long-term trends that benefit us:

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
•
Third, E&P companies continue to adopt Simul- and Trimul-frac completions designs, which can consume up to 30% more proppant than typical legacy completion designs.

We believe our increase in size and enhanced scale and reliability, in part resulting from the acquisition of Hi-Crush, will allow us to meet the growing scale of E&P companies as they continue to consolidate. While the available Permian Basin proppant supply continues to grow, we believe the market has the potential to remain stable during the second half of 2024, and potential to tighten in 2025 as we believe activity levels could increase in the event commodity prices move higher.

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

We define Adjusted EBITDA as net income before depreciation, depletion and accretion expense, interest expense, income tax expense, stock and unit-based compensation, loss on extinguishment of debt, loss on disposal of assets, insurance recovery (gain), unrealized commodity derivative gain (loss), other acquisition related costs, and non-recurring transaction costs. Management believes Adjusted EBITDA is useful because it allows them to more effectively evaluate our operating performance and compare the results of our operations from period to period and against our peers without regard to our financing methods or capital structure. We exclude the items listed above from net income in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired.

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

We define Maintenance Capital Expenditures as capital expenditures excluding growth capital expenditures and reconstruction of previously incurred growth capital expenditures.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(unaudited)
	(In thousands)
Net income (1)	$14,837	$71,211	$41,624	$134,116
Depreciation, depletion and accretion expense	25,886	9,814	43,893	18,622
Amortization expense of acquired intangible assets	3,768	—	4,829	—
Interest expense	12,014	4,027	18,990	8,048
Income tax expense	3,066	5,054	11,001	12,731
EBITDA	$59,571	$90,106	$120,337	$173,517
Stock and unit-based compensation	5,466	1,624	9,672	2,246
Loss on disposal of assets	11,098	—	11,098	—
Insurance recovery (gain)	(10,000)	—	(10,000)	—
Non-recurring transaction costs	22	1,116	390	1,116
Other acquisition related costs	5,888	—	16,091	—
Adjusted EBITDA	72,045	92,846	147,588	176,879
Maintenance Capital Expenditures	5,418	6,025	9,878	10,787
Adjusted Free Cash Flow	$66,627	$86,821	$137,710	$166,092

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(unaudited)
	(In thousands)
Net income (1)	$14,837	$71,211	$41,624	$134,116
Depreciation, depletion and accretion expense	25,886	9,814	43,893	18,622
Amortization expense of acquired intangible assets	3,768	—	4,829	—
Interest expense	12,014	4,027	18,990	8,048
Income tax expense	3,066	5,054	11,001	12,731
EBITDA	$59,571	$90,106	$120,337	$173,517
Stock and unit-based compensation expense	5,466	1,624	9,672	2,246
Loss on disposal of assets	11,098	—	11,098	—
Insurance recovery (gain)	(10,000)	—	(10,000)	—
Non-recurring transaction costs	22	1,116	390	1,116
Other acquisition related costs	5,888	—	16,091	—
Adjusted EBITDA	$72,045	$92,846	$147,588	$176,879
Capital expenditures	115,790	85,895	211,276	146,835
Hi-Crush acquisition	—	—	142,233	—
Adjusted EBITDA less Capital Expenditures	$(43,745)	$6,951	$(205,921)	$30,044

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(unaudited)
	(In thousands)
Net cash provided by operating activities	$60,856	$103,883	$100,418	$158,118
Current income tax expense (2)	308	(765)	722	3,104
Change in operating assets and liabilities	(6,586)	(15,212)	11,914	7,107
Cash interest expense (2)	10,813	3,804	17,304	7,619
Maintenance Capital Expenditures (2)	(5,418)	(6,025)	(9,878)	(10,787)
Non-recurring transaction costs	22	1,116	390	1,116
Other acquisition related costs	5,888	—	16,091	—
Other	744	20	749	(185)
Adjusted Free Cash Flow	$66,627	$86,821	$137,710	$166,092

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(unaudited)
	(In thousands, except percentages)
Net cash provided by operating activities	$60,856	$103,883	$100,418	$158,118
Current income tax expense (2)	308	(765)	722	3,104
Change in operating assets and liabilities	(6,586)	(15,212)	11,914	7,107
Cash interest expense (2)	10,813	3,804	17,304	7,619
Capital expenditures	(115,790)	(85,895)	(211,276)	(146,835)
Hi-Crush acquisition	—	—	(142,233)	—
Non-recurring transaction costs	22	1,116	390	1,116
Other acquisition related costs	5,888	—	16,091	—
Other	744	20	749	(185)
Adjusted EBITDA less Capital Expenditures	$(43,745)	$6,951	$(205,921)	$30,044
Adjusted EBITDA Margin	25.1%	57.4%	30.7%	56.1%
Adjusted EBITDA less Capital Expenditure Margin	(15.2)%	4.3%	(42.9)%	9.5%
Adjusted Free Cash Flow Margin	23.2%	53.7%	28.7%	52.7%
Adjusted Free Cash Flow Conversion	92.5%	93.5%	93.3%	93.9%

	Three Months Ended		Six Months Ended
	June, 30		June, 30
	2024	2023	2024	2023
	(unaudited)
	(In thousands)
Gross Profit	$60,355	$88,851	$129,101	$171,195
Depreciation, depletion and accretion expense	25,027	9,433	42,202	17,952
Contribution Margin	$85,382	$98,284	$171,303	$189,147

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
(2)
A reconciliation of the adjustment of these items used to calculate Adjusted Free Cash Flow to the Financial Statements is included below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(unaudited)
	(In thousands)
Current tax expense reconciliation:
Income tax expense	$3,066	$5,054	$11,001	$12,731
Less: deferred tax expense	(2,758)	(5,819)	(10,279)	(9,627)
Current income tax expense (benefit)	$308	$(765)	$722	$3,104
Cash interest expense reconciliation:
Interest expense, net	$10,458	$521	$15,436	$3,963
Less: Amortization of debt discount	(1,083)	(120)	(1,490)	(238)
Less: Amortization of deferred financing costs	(118)	(104)	(196)	(191)
Less: Interest income	1,556	3,507	3,554	4,085
Cash interest expense	$10,813	$3,804	$17,304	$7,619
Maintenance Capital Expenditures, accrual basis reconciliation:
Purchases of property, plant and equipment	$115,790	$85,895	$211,276	$146,835
Changes in operating assets and liabilities associated with investing activities (3)	16,134	20,996	13,559	27,807
Less: Growth capital expenditures and reconstruction of previously incurred growth capital expenditures	(126,506)	(100,866)	(214,957)	(163,855)
Maintenance Capital Expenditures, accrual basis	$5,418	$6,025	$9,878	$10,787

	June 30, 2024	June 30, 2023
	(unaudited)
	(In thousands)
Total Debt	$478,003	$130,947
Discount and deferred financing costs	12,361	1,475
Finance right-of-use lease liabilities	7,146	39,330
Cash and cash equivalents	104,723	341,674
Net Debt	$392,787	$(169,922)

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

Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(unaudited)
	(In thousands)
Product sales	$128,210	$125,216	$241,642	$253,358
Service sales	159,308	36,572	238,543	61,848
Total sales	287,518	161,788	480,185	315,206
Cost of sales (excluding depreciation, depletion and accretion expense)	202,136	63,504	308,882	126,059
Depreciation, depletion and accretion expense	25,027	9,433	42,202	17,952
Gross profit	60,355	88,851	129,101	171,195
Operating expenses:
Selling, general and administrative expense (including stock and unit-based compensation expense of $5,466, $1,624, $9,672, and $2,246, respectively)	27,266	12,183	55,274	20,687
Amortization expense	3,768	—	4,829	—
Loss on disposal of assets	11,098	—	11,098	—
Insurance recovery (gain)	(10,000)	—	(10,000)	—
Operating income	28,223	76,668	67,900	150,508
Interest (expense), net	(10,458)	(521)	(15,436)	(3,963)
Other income	138	118	161	302
Income before income taxes	17,903	76,265	52,625	146,847
Income tax expense	3,066	5,054	11,001	12,731
Net income	$14,837	$71,211	$41,624	$134,116

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Product Sales. Product sales increased by $3.0 million to $128.2 million for the three months ended June 30, 2024, as compared to $125.2 million for the three months ended June 30, 2023. A decrease in proppant prices between the periods contributed a $89.2 million decrease in product sales, while a increase in sales volume contributed to a $92.2 million increase in product sales.

Service Sales. Services sales, which includes freight for last-mile logistics services, increased by $122.7 million to $159.3 million for the three months ended June 30, 2024, as compared to $36.6 million for the three months ended June 30, 2023. The increase in logistics revenue was due to higher sales volumes shipped to last-mile logistics customers as well as a full quarter of contribution from Hi-Crush.

Cost of sales (excluding depreciation, depletion and accretion expense). Cost of sales (excluding depreciation, depletion and accretion expense) increased by $138.6 million to $202.1 million for the three months ended June 30, 2024, as compared to $63.5 million for the three months ended June 30, 2023.

Cost of sales (excluding depreciation, depletion and accretion) related to product sales increased by $36.4 million to $68.0 million for the three months ended June 30, 2024, as compared to $31.6 million for the three months ended June 30, 2023, due to a full quarter of contribution from Hi-Crush as well as $7.0 million of the cost related to additional temporary loadout equipment associated with the mechanical fire at the Kermit facility. This was offset by a decrease in utility and royalty expense over the period.

Cost of sales (excluding depreciation, depletion and accretion expense) related to services increased by $102.2 million to $134.1 million for the three months ended June 30, 2024, as compared to $31.9 million for the three months ended June 30, 2023. The increase was due to higher sales volumes shipped to last-mile logistics customers during the period as well as a full quarter of contribution from Hi-Crush.

Depreciation, depletion and accretion expense. Depreciation, depletion and accretion expense increased by $15.6 million to $25.0 million for the three months ended June 30, 2024, as compared to $9.4 million for the three months ended June 30, 2023, due to additional depreciable assets placed into service when compared to the prior period as well as a full quarter of contribution from Hi-Crush.

Selling, general and administrative expense. Selling, general and administrative expense increased by $15.1 million to $27.3 million for the three months ended June 30, 2024, as compared to $12.2 million for the three months ended June 30, 2023. The increase is due to $8.4 million of employee costs, including an increase of $3.9 million of stock-based compensation expense, $0.8 million of travel, sales and other corporate expenses associated with incremental costs incurred in conjunction with our acquisition of Hi-Crush, and $5.9 million of other acquisition related costs related to the Hi-Crush Transaction during the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

Our selling, general and administrative expense includes the non-cash expense for stock-based compensation expense for equity awards granted to our employees. For the three months ended June 30, 2024, stock-based compensation expense was $5.5 million, as compared to $1.6 million of stock-based expense for the three months ended June 30, 2023.

Loss on disposal of assets. Loss on disposal of assets increased by $11.1 million to $11.1 million for the three months ended June 30, 2024, as compared to no loss on disposal of assets for the three months ended June 30, 2023, due to $11.1 million of certain assets associated with mechanical fire at the Kermit facility having no remaining carrying value and were disposed. See Note 1 - Business and Organization - Kermit Facility Operational Update for more information.

Insurance recovery (gain). Insurance recovery increased by $10.0 million to $10.0 million for the three months ended June 30, 2024, as compared to no insurance recovery for the three months ended June 30, 2023, due to $10.0 million of an insurance claim associated with the mechanical fire being deemed collectable and legally enforceable as of June 30, 2024. See Note 1 - Business and Organization - Kermit Facility Operational Update for more information.

Interest (expense), net. Interest expense, net increased by $10.0 million to $10.5 million for the three months ended June 30, 2024, as compared to $0.5 million for the three months ended June 30, 2023. The increase is driven by the acquisition financing for the Hi-Crush Transaction, consisting of the $150.0 million ADDT Loan and $111.8 million Deferred Cash Consideration Note.

Income tax expense. Income tax expense decrease $2.0 million to $3.1 million for the three months ended June 30, 2024, as compared to $5.1 million for the three months ended June 30, 2023. The decrease is primarily due to a decrease in income before income taxes.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Product Sales. Product sales decreased by $11.8 million to $241.6 million for the six months ended June 30, 2024, as compared to $253.4 million for the six months ended June 30, 2023. A decrease in proppant prices between the periods contributed to a $158.4 million decrease in product sales, while a increase in sales volume contributed to a $146.6 million increase in product sales.

Service Sales. Services sales, which includes freight for last-mile logistics services, increased by $176.7 million to $238.5 million for the six months ended June 30, 2024, as compared to $61.8 million for the six months ended June 30, 2023. The increase in logistics revenue was due to higher sales volumes shipped to last-mile logistics customers as well as a full quarter of contribution from Hi-Crush.

Cost of sales (excluding depreciation, depletion and accretion expense). Cost of sales (excluding depreciation, depletion and accretion expense) increased by $182.8 million to $308.9 million for the six months ended June 30, 2024, as compared to $126.1 million for the six months ended June 30, 2023.

Cost of sales (excluding depreciation, depletion and accretion) related to product sales increased by $36.0 million to $107.4 million for the six months ended June 30, 2024, as compared to $71.4 million for the six months ended June 30, 2023, due to a full quarter of contribution from Hi-Crush as well as $7.0 million of the cost related to additional temporary loadout equipment associated with the mechanical fire at the Kermit facility. This was offset by a decrease in maintenance, utility and royalty expense over the period.

Cost of sales (excluding depreciation, depletion and accretion expense) related to services increased by $146.8 million to $201.5 million for the six months ended June 30, 2024, as compared to $54.7 million for the six months ended June 30, 2023. The increase was due to higher sales volumes shipped to last-mile logistics customers during the period as well as a full quarter of contribution from Hi-Crush.

Depreciation, depletion and accretion expense. Depreciation, depletion and accretion expense increased by $24.2 million to $42.2 million for the six months ended June 30, 2024, as compared to $18.0 million for the six months ended June 30, 2023, due to additional depreciable assets placed into service when compared to the prior period as well as a full quarter of contribution from Hi-Crush.

Selling, general and administrative expense. Selling, general and administrative expense increased by $34.6 million to $55.3 million for the six months ended June 30, 2024, as compared to $20.7 million for the six months ended June 30, 2023. The increase is due to an increase of $14.0 million of employee costs, including an increase of $7.5 million of stock-based compensation expense, $4.1 million of travel, sales and other corporate expenses associated with incremental costs incurred in conjunction with our acquisition of Hi-Crush, and $16.5 million of non-recurring transaction costs and other acquisition related costs related to the Hi-Crush Transaction during the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

Our selling, general and administrative expense includes the non-cash expense for stock-based compensation expense for equity awards granted to our employees. For the six months ended June 30, 2024, stock-based compensation expense was $9.7 million, as compared to $2.2 million of stock and unit-based compensation expense for the six months ended June 30, 2023.

Loss on disposal of assets. Loss on disposal of assets increased by $11.1 million to $11.1 million for the six months ended June 30, 2024, as compared to no loss on disposal of assets for the six months ended June 30, 2023, due to $11.1 million of certain assets associated with mechanical fire at the Kermit facility having no remaining carrying value and were disposed. See Note 1 - Business and Organization - Kermit Facility Operational Update for more information.

Insurance recovery (gain). Insurance recovery increased by $10.0 million to $10.0 million for the six months ended June 30, 2024, as compared to no insurance recovery for the six months ended June 30, 2023, due to $10.0 million of an insurance claim associated with the mechanical fire being deemed collectable and legally enforceable as of June 30, 2024. See Note 1 - Business and Organization - Kermit Facility Operational Update for more information.

Interest (expense), net. Interest expense, net increased by $11.4 million to $15.4 million for the six months ended June 30, 2024, as compared to $4.0 million for the six months ended June 30, 2023. The increase is driven by the acquisition financing for the Hi-Crush Transaction, consisting of the $150.0 million ADDT Loan and $111.8 million Deferred Cash Consideration Note.

Income tax expense. Income tax expense deceased by $1.7 million to $11.0 million for the six months ended June 30, 2024, as compared to $12.7 million for the six months ended June 30, 2023. The decrease is primarily due to a decrease in income before income taxes. This was offset by an increase from Atlas Inc. incurring U.S. federal income taxes subsequent to our IPO for the full six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity to date have been capital contributions from our owners, cash flows from operations, and borrowings under our previous term loan credit facilities, and our previous asset-based loan credit facilities. Going forward, we expect our primary sources of liquidity to be cash flows from operations, availability under our 2023 ABL Credit Facility as amended (as defined below under “–Debt Agreements”), borrowings under our 2023 Term Loan Credit Facility as amended (as defined below under –Debt Agreements”), or any other credit facility we enter into in the future and proceeds from any future issuances of debt or equity securities. We expect our primary use of capital will be for payment of any dividends to our stockholders and for investing in our business, specifically for construction of the Dune Express, and acquisition of fit-for-purpose equipment for our trucking fleet used in our logistics platform. In addition, we have routine facility upgrades and additional ancillary capital expenditures associated with, among other things, contractual obligations and working capital obligations.

As of June 30, 2024, we had working capital, defined as current assets less current liabilities, of $125.8 million, $74.5 million of availability under the 2023 ABL Credit Facility, and $100.0 million of DDT Loans (as defined below under “Debt Agreements). Our cash and cash equivalents totaled $104.7 million.

Cash Flow

The following table summarizes our cash flow for the periods indicated:

	Six Months Ended
	June 30,
	2024	2023
	(unaudited)
Consolidated Statement of Cash Flow Data:	(In thousands)
Net cash provided by operating activities	$100,418	$158,118
Net cash used in investing activities	(353,509)	(146,835)
Net cash provided by financing activities	147,640	248,381
Net increase (decrease) in cash	$(105,451)	$259,664

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $100.4 million and $158.1 million for the six months ended June 30, 2024 and 2023, respectively. The decrease is primarily attributable to increased cost of sales (excluding depreciation, depletion and accretion expense) of $182.8 million as well as an increase in selling, general and administrative expense of $34.6 million. The increase was partially offset by a $165.0 million increase in revenues.

Net Cash Used in Investing Activities. Net cash used in investing activities was $353.5 million and $146.8 million for the six months ended June 30, 2024 and 2023, respectively. The increase is primarily attributable to $142.2 million spent on the Hi-Crush Transaction as well as capital spending at the Kermit and Monahans facilities, Dune Express and logistics assets during the six months ended June 30, 2024 when compared to the six months ended June 30, 2023.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $147.6 million and $248.4 million for the six months ended June 30, 2024 and 2023, respectively. This decrease is primarily related to $303.4 million of initial IPO proceeds raised in June 30, 2023 as compared to June 30, 2024. This was offset by an increase of $201.5 million of net proceeds from borrowing related to our acquisition financing during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Capital Requirements

Our primary growth and technology initiatives include continued construction of the Dune Express and acquisition of fit-for-purpose equipment for our trucking fleet. Outside of our growth and technology initiatives, our business is not presently capital intensive in nature and only requires the maintenance of our facilities. In addition to capital expenditures, we have certain contractual long-term capital requirements associated with our lease, royalty payments and debt. See Note 7 - Leases, Note 8 - Debt and Note 9 - Commitments and Contingencies of the Financial Statements included elsewhere in this Report. Our current level of maintenance capital expenditures is expected to remain within our cash on hand and internally generated cash flow.

We intend to fund our capital requirements through our primary sources of liquidity, which include cash on hand and cash flows from operations and, if needed, availability under our 2023 ABL Credit Facility and borrowings under our 2023 Term Loan Credit Facility.

At any time that our Board declares a dividend to holders of our Common Stock, we currently expect such dividend to be paid from cash provided by operating activities. We do not expect to borrow funds to finance dividends on our Common Stock. The timing and amount of any future dividends will be subject to the discretion of our Board from time to time.

Debt Agreements

Deferred Cash Consideration Note

In accordance with the Merger Agreement, the Company issued the Deferred Cash Consideration Note in favor of the Hi-Crush Stockholders in the original aggregate principal amount of $111.8 million. The Deferred Cash Consideration Note was part of the consideration transferred and valued at fair value at the acquisition date, which is subject to customary purchase price adjustments and payable in cash or in kind, at Atlas LLC’s election. The Deferred Cash Consideration Note will mature on January 31, 2026 and bears interest at a rate of 5.00% per annum if paid in cash, or 7.00% per annum if paid in kind. Interest on the Deferred Cash Consideration Note is payable quarterly in arrears beginning March 29, 2024 through maturity. Interest expense associated with the Deferred Cash Consideration Note was $1.4 million and $1.8 million for the three and six months ended June 30, 2024, respectively.

The Deferred Cash Consideration Note included $4.6 million of debt discount and approximately $0.1 million deferred financing costs. The discount and deferred financing costs are a direct reduction from the carrying amount of the debt obligation on the Company’s condensed consolidated balance sheets and are amortized to interest expense using the effective interest method. Interest expense associated with the discount and deferred financing costs were approximately $0.7 million and $0.8 million in total for the three and six months ended June 30, 2024, respectively.

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

Each delayed draw term loan (the “DDT Loans”) under the 2023 Term Loan Credit Facility will be payable in equal monthly installments, with the monthly installments comprising 80% of the DDT Loan and a final payment of the remaining 20% of the outstanding principal balance due at maturity, unless earlier prepaid. The DDT Loans will bear interest at a rate equal to the applicable Term Secured Overnight Financing Rate (“SOFR”) Rate as of each Delayed Draw Funding Date (each as defined in the 2023 Term Loan Credit Agreement) plus 5.95% per annum. All monthly installments with respect to the Initial Term Loan and the DDT Loans payable on or prior to January 1, 2025 will be interest only. Interest expense associated with the debt was $4.3 million and $8.6 million for the three and six months ended June 30, 2024, respectively. The interest expense associated with the discount and deferred financing costs were $0.3 million and $0.6 million for the three and six months ended June 30, 2024, respectively.

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

Proceeds from the 2023 Term Loan Credit Facility were used to repay outstanding indebtedness under our previous credit facility extended pursuant to the Credit Agreement, dated October 20, 2021, between Atlas LLC, as borrower, and Stonebriar, as lender, as amended (collectively, the “2021 Term Loan Credit Facility”). Proceeds were also used to repay obligations outstanding under certain equipment lease arrangements with Stonebriar and for general corporate purposes. As of June 30, 2024, Atlas LLC was in compliance with the covenants of the 2023 Term Loan Credit Facility.

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

First Amendment to the 2023 Term Loan Credit Agreement

On February 26, 2024, the Company, Atlas LLC and certain other subsidiaries of the Company entered into the Term Loan Amendment.

The Term Loan Amendment provided the ADDT Loan in the aggregate principal amount of $150.0 million with interest (computed on the basis of a 365-day year for the actual number of days elapsed) on the unpaid principal amount thereof from and including the date of the amendment until paid in full at the rate per annum equal to 10.86%. The ADDT Loan is payable in 76 consecutive monthly installments of combined principal and interest each in the amount of $2.7 million commencing April 1, 2024 and continuing up to and including August 1, 2030. There was interest expense of $4.0 million and $5.4 million for the three and six months ended June 30, 2024, respectively.

The ADDT Loan included $1.5 million of debt discount and $0.5 million in deferred financing costs. The discount and deferred financing costs are a direct reduction from the carrying amount of the debt obligation on the Company’s condensed consolidated balance sheets and are amortized to interest expense using the effective interest method. Interest expense associated with the discount and deferred financing costs were $0.1 million and $0.2 million in total for the three and six months ended June 30, 2024, respectively.

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

Borrowings under the 2023 ABL Credit Facility bear interest, at Atlas LLC’s option, at either a base rate or Term SOFR (as defined in the 2023 ABL Credit Agreement), as applicable, plus an applicable margin based on average availability as set forth in the 2023 ABL Credit Agreement. Term SOFR loans bear interest at Term SOFR for the applicable interest period plus an applicable margin, which ranges from 1.50% to 2.00% per annum based on average availability as set forth in the 2023 ABL Credit Agreement. Base rate loans bear interest at the applicable base rate, plus an applicable margin, which ranges from 0.50% to 1.00% per annum based on average availability as set forth in the 2023 ABL Credit Agreement. In addition to paying interest on outstanding principal under the 2023 ABL Credit Facility, Atlas LLC is required to pay a commitment fee which ranges from 0.375% per annum to 0.500% per annum with respect to the unutilized commitments under the 2023 ABL Credit Facility, based on the average utilization of the 2023 ABL Credit Facility. Atlas LLC is also required to pay customary letter of credit fees, to the extent that one or more letter of credit is outstanding. For the three and six months ended June 30, 2024, we recognized $0.1 million and $0.3 million, respectively, of interest expense, unutilized commitment fees and other fees under the 2023 ABL Credit Facility, classified as interest expense. For both the three and six months ended June 30, 2023, we recognized $0.1 million of interest expense.

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

On March 5, 2024, the Company drew down $50.0 million under the 2023 ABL Credit Facility for general corporate purposes. There was interest expense of $0.9 million and $1.1 million for the three and six months ended June 30, 2024, respectively. The draw included $0.3 million in debt issuance costs and $0.3 million in deferred financing costs. These costs are recorded under other long-term assets on the condensed consolidated balance sheets and are amortized on a straight-line basis over the life of the agreement. Interest expense associated with the amortization of these costs was $0.1 million for the three and six months ended June 30, 2024, respectively.

As of June 30, 2024, Atlas LLC had $50.0 million in outstanding borrowings and $0.6 million in outstanding letters of credit under the 2023 ABL Credit Facility.

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

The 2023 ABL Credit Facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of June 30, 2024, the Company was in compliance with the covenants under the 2023 ABL Credit Facility.

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

The ABL Amendment increased the revolving credit commitment to $125.0 million. The existing lenders increased their commitment by $25.0 million which resulted in a debt modification under ASC 470, “Debt.” The ABL Amendment also added a new lender with a $25.0 million commitment, thus creating a new debt arrangement under ASC 470, “Debt.” The deferred financing costs and debt issuance cost will be amortized on a prospective basis over the term of the agreement. The maturity date of the ABL Credit Agreement was extended from February 22, 2028 to the earliest of (a) February 26, 2029; (b) the date that is 91 days prior to the maturity date for any portion of the Term Loan Debt; or (c) any date on which the aggregate Commitments terminate hereunder.

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

Other Indebtedness

The Company has other Indebtedness of $4.1 million of equipment finance notes as of June 30, 2024. These equipment finance notes have terms ending in July 2024 through June 2025 and interest rates ranging from 1.99% to 3.24%.

Critical Accounting Policies and Estimates

As of June 30, 2024, there have been no material changes to our critical accounting policies and related estimates previously disclosed in our Annual Report, except in connection with the recently completed Hi-Crush Transaction (described below under “Business Combination” and “Valuation of Goodwill and Acquired Intangible Assets.”) Refer to the accounting policies discussed in the notes to our Financial Statements under Note 2 - Summary of Significant Accounting Policies.

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

Business Combinations

We allocate the purchase price of any business we acquire to the identifiable assets acquired and liabilities assumed based on their estimated fair values. Any excess purchase price over the fair value of the net identifiable assets acquired is recorded as goodwill. We use all available information to estimate fair values, including quoted market prices, the carrying value of acquired assets and assumed liabilities and valuation techniques such as discounted cash flows, relief-from-royalty method, with or without method, or multi-period excess earnings method. We engage third-party appraisal firms to assist in the fair value determination of identifiable long-lived assets, identifiable intangible assets, as well as any contingent consideration that provides for additional consideration to be paid to the seller if certain future conditions are met. These estimates are reviewed during the 12-month measurement period and adjusted as soon as the necessary information becomes available but no later than one year from the acquisition date. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our financial condition or results of operations. The purchase price in the Hi-Crush Transaction includes a holdback, which is measured at fair value. The holdback is subject to increases or reductions based on changes in the estimated net working capital amounts compared to the final settlement of the net working capital and other customary purchase price adjustments. The holdback amount is based on management's best estimate as of the date of this filing and may be subject to further adjustments. This amount is recorded in other current liabilities on our condensed consolidated balance sheets. For further discussion on our recently completed acquisition of Hi-Crush, see Note 3 - Hi-Crush Transaction, to the accompanying Financial Statements.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

As disclosed in Note 3 - Hi Crush Transaction in the notes to the accompanying Financial Statements, we acquired Hi-Crush and certain of its wholly-owned subsidiaries on March 5, 2024, and its total revenues constituted approximately 57% and 44% of total revenues as shown on our Financial Statements for the three and six months ended June 30, 2024, respectively. The total assets of Hi-Crush acquired in the Hi-Crush Transaction constituted approximately 33% of total assets as shown on our Financial Statements as of June 30, 2024. We excluded Hi-Crush’s disclosure controls and procedures that are subsumed by its internal control over financial reporting from the scope of management's assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the guidance issued by the Staff of the SEC that an assessment of a recently acquired business’s internal controls may be omitted from management's assessment of internal control over financial reporting for one year following the acquisition. As part of the Company’s ongoing integration activities, the Company’s financial reporting controls and procedures are in the process of being implemented with respect to the acquired operations. Atlas and Hi-Crush used separate accounting systems through June 30, 2024. The Financial Statements presented in this Report were prepared using information obtained from these separate accounting systems.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On July 2, 2024, Patrick Ayers, a purported shareholder (the Plaintiff), filed a derivative and class action complaint in the Delaware Court of Chancery against certain current and former directors of the company and certain of the company’s affiliates. The complaint asserts claims of breach of fiduciary duty related to the corporate reorganization that changed the company’s Up-C structure to a customary C corporation. The complaint seeks unspecified damages from the defendants for the plaintiff individually and on behalf of the company and other former Class A stockholders as well as an award of attorneys’ fees and costs. We dispute these allegations and intend to vigorously defend against these claims.

In addition to the matter above, we are currently involved in, and may in the future be involved in, legal proceedings, claims, regulatory inquiries, audits, and governmental investigations incidental to our business, including putative class actions, collective actions, employment, commercial claims and other matters. While the outcome of any litigation is inherently unpredictable, based on currently available facts and our current insurance coverages, we do not believe that the ultimate resolution of any of these matters will have a material adverse impact on our financial condition, results of operations or cash flows. We are not aware of any material legal proceedings contemplated by governmental authorities.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 C.F.R. Section 229.104) is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

Item 5. Other Information.

During the fiscal quarter ended June 30, 2024, none of our officers or directors (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

ATLAS ENERGY SOLUTIONS INC.

Date: August 6, 2024	By:	/s/ John Turner
John Turner
President and Chief Executive Officer

	By:	/s/ Blake McCarthy
Blake McCarthy
Chief Financial Officer