Form 10-Q
period 2024-09-30
Atlas Energy Solutions Inc.
filed 2024-10-29
CIK 1984060

AESI

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 24, 2024, the registrant had 110,216,836 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Atlas Energy Solutions Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$78,637	$210,174
Accounts receivable	179,924	71,170
Inventories	15,777	6,449
Spare part inventories	22,123	15,408
Prepaid expenses and other current assets	20,052	15,485
Total current assets	316,513	318,686
Property, plant and equipment, net	1,449,540	934,660
Operating lease right-of-use assets	13,730	3,727
Finance lease right-of-use assets	5,917	424
Goodwill	75,219	—
Intangible assets	109,281	1,767
Other long-term assets	3,290	2,422
Total assets	$1,973,490	$1,261,686
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$124,770	$60,882
Accounts payable - related parties	235	277
Accrued liabilities	68,458	28,458
Current portion of long-term debt	36,219	—
Current portion of operating lease liabilities	5,832	1,249
Current portion of finance lease liabilities	3,035	158
Current portion of deferred revenue	6,837	—
Other current liabilities	12,786	1,568
Total current liabilities	258,172	92,592
Long-term debt, net of discount and deferred financing costs	439,043	172,820
Deferred tax liabilities	207,182	121,529
Operating lease liabilities	8,400	3,498
Finance lease liabilities	3,155	264
Deferred revenue	951	—
Asset retirement obligation	8,662	2,705
Other long-term liabilities	1,744	454
Total liabilities	927,309	393,862
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; 500,000,000 authorized; no shares issued and outstanding as of September 30, 2024 and December 31, 2023.	—	—
Common Stock, $0.01 par value, 1,500,000,000 shares authorized, 109,874,855 and 100,025,584 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	1,098	1,000
Additional paid-in-capital	1,045,083	908,079
Retained earnings (Accumulated deficit)	—	(41,255)
Total stockholders' equity	1,046,181	867,824
Total liabilities and stockholders’ equity	$1,973,490	$1,261,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atlas Energy Solutions Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Product sales	$145,347	$114,773	$386,989	$368,131
Service sales	159,087	42,843	397,630	104,691
Total sales	304,434	157,616	784,619	472,822
Cost of sales (excluding depreciation, depletion and accretion expense)	225,347	67,770	534,229	193,829
Depreciation, depletion and accretion expense	26,069	10,221	68,271	28,173
Gross profit	53,018	79,625	182,119	250,820
Selling, general and administrative expense (including stock and unit-based compensation expense of $6,289, $1,414, $15,961, and $3,660, respectively)	25,463	14,301	80,737	34,988
Amortization expense of acquired intangible assets	3,744	—	8,573	—
Loss on disposal of assets	8,574	—	19,672	—
Insurance recovery (gain)	—	—	(10,000)	—
Operating income	15,237	65,324	83,137	215,832
Interest (expense), net	(11,193)	(1,496)	(26,629)	(5,459)
Other income	289	136	450	438
Income before income taxes	4,333	63,964	56,958	210,811
Income tax expense	415	7,637	11,416	20,368
Net income	$3,918	$56,327	$45,542	$190,443
Less: Pre-IPO net income attributable to Atlas Sand Company, LLC		—		54,561
Less: Net income attributable to redeemable noncontrolling interest		26,887		66,190
Net income attributable to Atlas Energy Solutions Inc.	$3,918	$29,440	$45,542	$69,692

Net income per common share
Basic	$0.04	$0.51	$0.42	$1.22
Diluted	$0.04	$0.51	$0.42	$1.21
Weighted average common shares outstanding
Basic	109,883	57,237	107,570	57,189
Diluted	111,078	57,928	108,562	57,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atlas Energy Solutions Inc.

Condensed Consolidated Statements of Stockholders' and Members' Equity and Redeemable Noncontrolling Interest

(Unaudited)

(In thousands)

	Redeemable	Members'	Old Atlas		Old Atlas		New Atlas		Additional		Stockholders'
	Noncontrolling	Equity	Class A		Class B		Common Stock		Paid-In-	Retained Earnings	and Members'
	Interest	Value	Shares	Value	Shares	Value	Shares	Value	Capital	(Accumulated Deficit)	Equity
Balance at December 31, 2023	$—	$—	—	$—	—	$—	100,026	$1,000	$908,079	$(41,255)	$867,824
Net income	—	—	—	—	—	—	—	—	—	45,542	45,542
Dividends	—	—	—	—	—	—	—	—	(66,157)	(4,287)	(70,444)
Dividend equivalent rights	—	—	—	—	—	—	—	—	(1,784)	—	(1,784)
Stock-based compensation	—	—	—	—	—	—	—	—	15,961	—	15,961
Issuance of Common Stock upon vesting of RSUs	—	—	—	—	—	—	138	1	(1)	—	—
Equity issued in connection with Hi-Crush Transaction	—	—	—	—	—	—	9,711	97	188,985	—	189,082
Balance at September 30, 2024	$—	$—	—	$—	—	$—	109,875	$1,098	$1,045,083	$—	$1,046,181

	Redeemable	Members'	Old Atlas		Old Atlas		New Atlas		Additional		Stockholders'
	Noncontrolling	Equity	Class A		Class B		Common Stock		Paid-In-	Retained Earnings	and Members'
	Interest	Value	Shares	Value	Shares	Value	Shares	Value	Capital	(Accumulated Deficit)	Equity
Balance at December 31, 2022	$—	$511,357	—	$—	—	$—	—	$—	$—	$—	$511,357
Member distributions prior to IPO	—	(15,000)	—	—	—	—	—	—	—	—	(15,000)
Net income prior to IPO and Reorganization	—	54,561	—	—	—	—	—	—	—	—	54,561
Effect of Reorganization and reclassification to redeemable noncontrolling interest	771,345	(550,918)	39,148	391	42,852	429	—	—	(221,247)	—	(771,345)
Issuance of Class A common stock in IPO, net of offering costs	—	—	18,000	180	—	—	—	—	291,056	—	291,236
Deferred tax liability arising from IPO	—	—	—	—	—	—	—	—	(27,537)	—	(27,537)
Stock-based compensation	—	—	—	—	—	—	—	—	3,290	—	3,290
Net income after IPO and Reorganization	66,190	—	—	—	—	—	—	—	—	69,692	69,692
$0.35/share Class A common stock dividend	—	—	—	—	—	—	—	—	—	(20,002)	(20,002)
$0.35/unit distribution to Atlas Sand Operating, LLC unitholders	(14,998)	—	—	—	—	—	—	—	—	—	—
Dividend equivalent rights ($0.35 per share)	—	—	—	—	—	—	—	—	—	(296)	(296)
Other distributions to redeemable non-controlling interest unitholders	(7,158)	—	—	—	—	—	—	—	—	—	—
Redemption of operating units of Atlas Sand Operating, LLC for Class A common stock	(13,640)	—	594	6	(594)	(6)	—	—	13,640	—	13,640
Deferred tax liability arising from the redemption of operating units of Atlas Sand Operating, LLC for Class A common stock	—	—	—	—	—	—	—	—	(176)	—	(176)
Issuance of common stock upon vesting of RSUs, net of shares withheld for income taxes	—	—	25	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interest to redemption amount	185,412	—	—	—	—	—	—	—	(59,026)	(126,386)	(185,412)
Balance at September 30, 2023	$987,151	$—	57,767	$577	42,258	$423	—	$—	$—	$(76,992)	$(75,992)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atlas Energy Solutions Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2024	2023
Operating activities:
Net income	$45,542	$190,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and accretion expense	70,865	29,368
Amortization expense of acquired intangible assets	8,573	—
Amortization of debt discount	2,535	469
Amortization of deferred financing costs	318	270
Loss on disposal of assets	19,672	—
Stock and unit-based compensation	15,961	3,660
Deferred income tax	10,433	19,059
Other	(1,655)	143
Changes in operating assets and liabilities:
Accounts receivable	(22,361)	(28,893)
Accounts receivable - related party	—	868
Inventories	(5,093)	1,653
Spare part inventories	(3,613)	(4,141)
Prepaid expenses and other current assets	(2,387)	(10,355)
Other long-term assets	(412)	(1,681)
Accounts payable	27,373	3,877
Accounts payable - related parties	(42)	93
Deferred revenue	(5,460)	—
Accrued liabilities and other liabilities	25,358	8,691
Net cash provided by operating activities	185,607	213,524
Investing activities:
Purchases of property, plant and equipment	(297,552)	(245,693)
Hi-Crush acquisition, net of cash acquired	(142,233)	—
Proceeds from insurance recovery	10,000	—
Net cash used in investing activities	(429,785)	(245,693)
Financing Activities:
Principal payments on term loan borrowings	(9,931)	(16,573)
Proceeds from borrowings	198,500	—
Issuance costs associated with debt financing	(1,183)	(4,397)
Payments under finance leases	(1,774)	(1,932)
Repayment of notes payable	(2,527)	—
Dividends and distributions	(70,444)	(42,158)
Net proceeds from IPO	—	303,426
Payment of offering costs	—	(6,020)
Member distributions	—	(15,000)
Prepayment fee on 2021 Term Loan Credit Facility	—	(2,649)
Net cash provided by financing activities	112,641	214,697
Net increase (decrease) in cash and cash equivalents	(131,537)	182,528
Cash and cash equivalents, beginning of period	210,174	82,010
Cash and cash equivalents, end of period	$78,637	$264,538
Supplemental cash flow information
Cash paid during the period for:
Interest	$27,602	$10,735
Taxes	$2,275	$11,403
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment in accounts payable and accrued liabilities	$44,654	$46,710
Asset retirement obligations incurred	$6,743	$847
Hi-Crush acquisition consideration, equity issuance	$189,082	$—
Hi-Crush acquisition consideration, Deferred Cash Consideration Note	$107,189	$—
Equipment assets acquired through debt	$5,012	$—
Redeemable noncontrolling interest cumulative adjustment to redemption value	$—	$185,412
Finance lease assets acquired through debt	$—	$39,454
Finance lease liabilities converted to debt	$—	$42,795

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

Hi-Crush Transaction

On March 5, 2024 (“Closing Date”), the Company completed the acquisition of the Permian Basin proppant production and logistics businesses and operations of Hi-Crush Inc., a Delaware corporation (“Hi-Crush”), in exchange for mixed consideration totaling $456.1 million, subject to customary post-closing adjustments (the “Hi-Crush Transaction”), pursuant to that certain Agreement and Plan of Merger, dated February 26, 2024 (the “Merger Agreement”), by and among the Company, Atlas LLC, Wyatt Merger Sub 1 Inc., a Delaware corporation and direct, wholly-owned subsidiary of Atlas LLC, Wyatt Merger Sub 2, LLC, a Delaware limited liability company and direct, wholly-owned subsidiary of Atlas LLC, Hi-Crush, each stockholder that had executed the Merger Agreement or a joinder thereto (each a “Hi-Crush Stockholder” and, collectively, the “Hi-Crush Stockholders”), Clearlake Capital Partners V Finance, L.P., solely in its capacity as the Hi-Crush Stockholders’ representative and HC Minerals Inc., a Delaware corporation (collectively, the “Parties”). Refer to Note 3 - Hi-Crush Transaction for further discussion.

The foregoing description of the Hi-Crush Transaction and the Merger Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, a copy of which is filed as Exhibit 2.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on May 8, 2024.

Operational Updates

On April 14, 2024, a mechanical fire occurred at one of the Company's plants in Kermit, Texas. The fire primarily impacted the feed system of the processing facility, which transports sand from the dryers and separators to storage silos. During the second quarter of 2024, the Company utilized temporary loadout equipment at the plant to continue production. The Company was able to transition to the temporary loadout within 11 days of the fire incident. Reconstruction of the feed system was completed in June 2024 and the plant was operational by June 30, 2024. The Company performed an impairment analysis on the Kermit asset group as a result of the fire and determined that no impairment was required. The damaged assets from the fire had a net book value of $11.1 million that was recorded as a loss on disposal of assets on the condensed consolidated statements of operations. The Company has filed an insurance claim for the fire incident and is in the process of recovering the costs associated with returning the plant to production. The Company has received $10.0 million of insurance recovery in connection with this incident as of September 30, 2024. The proceeds are recorded as insurance recovery (gain) on the condensed consolidated statements of operations and as cash and cash equivalents on the condensed consolidated balance sheets.

During the third quarter of 2024, one of the Company's dredge mining assets was damaged during commissioning at one of the Kermit facilities. The damaged asset had a net book value of $8.6 million that was recorded as a loss on disposal of assets on the condensed consolidated statements of operations.

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

The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other period. The Financial Statements and these notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Business Combination

Business combinations are accounted for using the acquisition method of accounting in accordance with the Accounting Standards Codification (“ASC”) 805, “Business Combinations.” The purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. Fair value of the acquired assets and liabilities is measured in accordance with the guidance of ASC 820, “Fair Value Measurement.” Any excess purchase price over the fair value of the net identifiable assets acquired is recorded as goodwill. Any acquisition-related costs incurred by the Company are expensed as incurred. Operating results of an acquired business are included in the Company’s results of operations from the date of acquisition. We use all available information to estimate fair values, including quoted market prices, the carrying value of acquired assets and assumed liabilities and valuation techniques such as discounted cash flows, relief-from-royalty method, with or without method, or multi-period excess earnings method. We engage third-party appraisal firms to assist in the fair value determination of identifiable long-lived assets, identifiable intangible assets, as well as any contingent consideration that provides for additional consideration to be paid to the seller if certain future conditions are met. These estimates are reviewed during the 12-month measurement period and adjusted as soon as the necessary information becomes available but no later than one year from the acquisition date. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our financial condition or results of operations. The purchase price in the Hi-Crush Transaction includes a holdback, which is measured at fair value. The holdback is subject to changes from estimated to actual net working capital amounts and other customary purchase price adjustments. The holdback amount is based on management's best estimate as of September 30, 2024 and may be subject to further adjustments. This amount is recorded in other current liabilities on our condensed consolidated balance sheets.

Since the Closing Date, the acquired companies have adopted all of the Company's accounting policies.

Cash and Cash Equivalents

Cash and cash equivalents consist of all highly liquid investments that are readily convertible into cash and have original maturities of three months or less when purchased. As of September 30, 2024, we have deposits of $61.1 million in an Insured Cash Sweep (“ICS”) Deposit Placement Agreement within IntraFi Network LLC facilitated by our bank. The ICS program provides the Company with access to FDIC insurance for our total cash held within the ICS. We place our remaining cash deposits with high-credit-quality financial institutions. At times, a portion of our cash may be uninsured or in deposit accounts that exceed or are not covered under the Federal Deposit Insurance Corporation limit.

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

We are exposed to credit losses primarily through sales of products and services. We analyze accounts receivable on an individual customer and overall basis through review of historical collection experience and current aging status of our customer accounts. We also consider the financial condition and economic environment of our customers in evaluating the need for an allowance. As of September 30, 2024 and December 31, 2023, we had $0.3 million and de minimis in allowance for credit losses, respectively. Allowance for credit losses is included in accounts receivable on the condensed consolidated balance sheets. For the three and nine months ended September 30, 2024 and 2023, we recognized de minimis bad debt expense.

As of September 30, 2024, four customers represented 14.5%, 12.9%, 12.5%, and 11.3% of the Company’s outstanding accounts receivable trade balance. As of December 31, 2023, four customers represented 18.7%, 15.8%, 12.3%, and 11.0% of the Company’s outstanding accounts receivable balance.

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

Other Intangible Assets

Other intangible assets consist of internal-use software. The Company applies the provisions of ASC 350, “Intangibles-Goodwill and Other.” Costs associated with the acquisition of an internal-use software are capitalized when incurred and amortized over the estimated useful life of the license or application, which is generally 1 to 5 years. As of September 30, 2024 and December 31, 2023, the balance of other intangible assets was $2.8 million and $1.8 million, respectively. On the condensed consolidated balance sheets, the December 31, 2023 intangible assets balance was reclassified out of other long-term assets to intangible assets for comparable presentation with the current period.

Amortization associated with the other intangibles was $0.2 million and $0.4 million for the three and nine months ended September 30, 2024, respectively. Amortization associated with the other intangibles was $0.1 million and $0.2 million for the three and nine months ended September 30, 2023, respectively. The amortization expense is recorded in depreciation, depletion and accretion expense in the condensed consolidated statements of operations and condensed consolidated statements of cash flows.

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

The estimated liability is based on third-party estimates of costs to abandon, including estimated economic lives and external estimates as to the cost to bring the land to a state required by the lease agreements. The Company utilized a discounted rate reflecting management’s best estimate of the credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in the estimated costs, changes in the economic life or if federal or state regulators enact new requirements regarding the abandonment. Accretion expense was $0.2 million and $0.5 million for the three and nine months ended September 30, 2024, respectively. Accretion expense was de minimis and $0.1 million for the three and nine months ended September 30, 2023, respectively. Accretion is recorded on the condensed consolidated statement of operations in depreciation, depletion and accretion expense. The current portion of the asset retirement obligation, $0.2 million, is recorded within other current liabilities and the long-term portion, $8.7 million, is recorded within asset retirement obligations on the Company's condensed consolidated balance sheets. On the condensed consolidated balance sheets, the December 31, 2023 asset retirement obligation balance was reclassified out of other long-term liabilities to asset retirement obligations for comparable presentation with the current period.

Changes in the asset retirement obligations are as follows (in thousands):

	September 30,
	2024	2023
Beginning Balance	$2,705	$1,245
Additions to liabilities	6,743	847
Accretion expense	456	52
Settlements	(1,057)	—
Ending Balance	$8,847	$2,144

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

As of the dates indicated, our long-term debt consisted of the following (in thousands):

	At September 30, 2024		At December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial liabilities
Outstanding principal amount of the 2023 Term Loan Credit Facility	$173,798	$193,106	$172,820	$182,446	Level 2 – Market Approach
Outstanding principal amount of the ADDT Loan	$138,346	$153,935	$—	$—	Level 2 – Market Approach
Outstanding principal amount of the 2023 ABL Credit Facility	$50,000	$50,000	$—	$—	Level 1 – Quoted Prices
Outstanding principal amount of the of the Deferred Cash Consideration Note	$108,468	$108,468	$—	$—	Level 2 – Market Approach
Outstanding amount of the other indebtedness	$4,650	$4,650	$—	$—	Level 1 – Quoted Prices
•
Our 2023 Term Loan Credit Facility (defined in Note 7 - Leases) with Stonebriar Commercial Finance LLC (“Stonebriar”), pursuant to which Stonebriar extended a $180.0 million single advance seven-year term loan credit facility bears interest at a fixed rate of 9.50%, where its fair value will fluctuate based on changes in interest rates and credit quality. As of September 30, 2024 and December 31, 2023, the fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments. These inputs are not quoted prices in active markets, but they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs.
•
Our ADDT Loan (defined in Note 8 - Debt) with Stonebriar in the aggregate principal amount of $150.0 million, payable in 76 consecutive monthly installments, bears interest at a fixed rate of 10.86%, where its fair value will fluctuate based on changes in interest rates and credit quality. As of September 30, 2024, the fair value of long-term debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments. These inputs are not quoted prices in active markets, but they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs.
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

Certain of the Company’s contracts contain shortfall provisions that calculate agreed upon fees that are billed when the customer does not meet the minimum purchases over a period of time defined in each contract and when collectability is reasonably certain. As the Company does not have the ability to predict customers’ orders over the period, there are constraints around the ability to recognize the variability in consideration related to this condition. The Company recognized shortfall provision revenue of $1.3 million and $3.3 million for the three and nine months ended September 30, 2024, respectively, which was recorded in product sales in the condensed consolidated statements of operations. The Company did not recognize any shortfall revenue for the three and nine months ended September 30, 2023.

The Company’s revenue was generated in Texas, New Mexico, Ohio, Oklahoma, and West Virginia for the three months ended September 30, 2024 and in Texas, New Mexico, Ohio, Oklahoma, Pennsylvania, and West Virginia for the nine months ended September 30, 2024. For the three and nine months ended September 30, 2023, the Company’s revenue was generated in Texas and New Mexico. Revenue is disaggregated by product and service sales, no further disaggregation of revenue information is provided.

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

Deferred Revenues

The Company occasionally receives prepayments from customers for future deliveries of product or contributions in aid of construction. Amounts received from customers in advance of product deliveries are recorded as contract liabilities referred to as deferred revenues and are recognized as revenue upon delivery of the product. Certain prepayments are secured by collateral interest in certain property, plant and equipment. In connection with the Hi-Crush Transaction, the Company acquired customer prepayments and recorded $13.2 million of deferred revenue as of March 5, 2024. The Company recognized revenue of $3.2 million and $5.5 million from deferred revenue for the three and nine months ended September 30, 2024, respectively. The Company did not recognize any deferred revenue for the three and nine months ended September 30, 2023.

Changes in the deferred revenues balance are as follows (in thousands):

September 30, 2024
Beginning Balance	$—
Customer prepayment acquired in Hi-Crush acquisition	13,248
Revenue recognized	(5,460)
Ending Balance	$7,788

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company evaluates the uncertainty in tax positions taken or expected to be taken in the course of preparing the Financial Statements to determine whether the tax positions are more likely than not of being sustained by the applicable tax authority. However, the conclusions regarding the evaluation are subject to review and may change based on factors including, but not limited to, ongoing analysis of tax laws, regulations, and interpretations thereof. As of September 30, 2024 and December 31, 2023, the Company did not have any liabilities for uncertain tax positions or gross unrecognized tax benefits. Our income tax returns from 2019, 2020, 2021 and 2022 are open to examinations by U.S. federal, state or local tax authorities. The Company cannot predict or provide assurance as to the ultimate outcome of any existing or future examinations.

Recently Issued Accounting Pronouncements Not Yet Effective

Income Taxes- In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions and applies to all entities subject to income taxes. The new standard is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact on the Financial Statements and related disclosures.

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

Disclosure Improvements- In October 2023, the FASB issued ASU 2023-06: Disclosure Improvements- Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which amends U.S. GAAP to reflect updates and simplifications to certain disclosure requirements referred to FASB by the SEC. The targeted amendments incorporate 14 of the 27 disclosures referred by the SEC into Codification. Some of the amendments represent clarifications to, or technical corrections of, the current requirements. ASU 2023-06 could move certain disclosures from the nonfinancial portions of SEC filings to the financial statement notes. Each amendment in ASU 2023-06 will only become effective if the SEC removes the related disclosure or presentation requirement from its existing regulation by June 30, 2027. No amendments were effective at December 31, 2023. The Company is currently evaluating the impact on the Financial Statements and related disclosures.

Note 3 – Hi-Crush Transaction

On March 5, 2024, the Company completed the Hi-Crush Transaction and acquired 100% of Hi-Crush's ownership interest and certain of its wholly-owned subsidiaries. The Hi-Crush Transaction expanded the Company's position as a leading provider of proppant and proppant logistics in the Permian Basin to meet the needs of our large-scale customers in the Permian Basin.

The Company had adjustments to consideration from Closing Date to September 30, 2024. Refer to the table below for the acquisition-date fair value of the consideration as of March 5, 2024 and the adjustments as of September 30, 2024 (in thousands):

	March 5, 2024	Adjustments	September 30, 2024
Cash to sellers at close	$140,146	$—	$140,146
Company Transaction Expenses (sellers' transaction expenses) (1)	9,019	—	9,019
Stock consideration (2)	189,082	—	189,082
Deferred Cash Consideration Note (1)	109,253	(2,064)	107,189
Stockholders’ Representative Expense Fund (1)	50	—	50
Estimated Adjustment Holdback Amount (1) (3)	5,338	5,276	10,614
Total	$452,888	$3,212	$456,100

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

(3) Represents a cash holdback subject to changes from estimated to actual net working capital amounts and other customary purchase price adjustments. The amount in the table above is based on management's best estimate as of the September 30, 2024 and may be subject to further adjustments.

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

The following table summarizes the preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed as of March 5, 2024, including measurement period adjustments through September 30, 2024 (in thousands):

	Fair Value
	March 5, 2024	Adjustments	September 30, 2024
Cash and cash equivalents	$6,982	$—	$6,982
Accounts receivable	96,393	—	96,393
Inventories	4,235	—	4,235
Spare parts inventories	3,101	—	3,101
Prepaid expenses and other current assets	2,180	—	2,180
Property, plant and equipment	277,584	20,652	298,236
Intangible assets	111,723	3,353	115,076
Operating lease right-of-use assets	10,868	—	10,868
Finance lease right-of-use assets	7,311	—	7,311
Other long-term assets	92	—	92
Accounts payable	(37,736)	—	(37,736)
Accrued liabilities	(13,162)	—	(13,162)
Current portion of long-term debt	(1,914)	—	(1,914)
Current portion of operating lease liabilities	(6,388)	—	(6,388)
Current portion of finance lease liabilities	(3,299)	—	(3,299)
Current portion of deferred revenue	(3,302)	—	(3,302)
Other current liabilities (1)	(1,221)	—	(1,221)
Long-term debt, net of discount and deferred financing costs	(252)	—	(252)
Deferred tax liabilities	(70,378)	(4,841)	(75,219)
Operating lease liabilities	(4,479)	—	(4,479)
Finance lease liabilities	(4,012)	—	(4,012)
Deferred revenue	(9,946)	—	(9,946)
Asset retirement obligation	(2,663)	—	(2,663)
Goodwill	91,171	(15,952)	75,219
Net Assets Acquired (2)	$452,888	$3,212	$456,100

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

The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. The above fair values of assets acquired and liabilities assumed are preliminary and are based on the information that was available as of the reporting date. The Company retained an independent appraiser to determine the fair value of assets acquired and liabilities assumed. In accordance with the acquisition method of accounting, the purchase price of Hi-Crush has been allocated to the acquired assets and assumed liabilities based on their preliminary estimated acquisition date fair values. The fair value estimates were based on income, market, and cost valuation methods. The excess of the total consideration over the estimated fair value of the amounts initially assigned to the identifiable assets acquired and liabilities assumed has been recorded as goodwill. In many cases, the determination of the fair values required estimates about discount rates, future expected cash flows and other future events that are based on the Company's best judgment from the information available. The final determination of the fair value of certain assets and liabilities will be completed as soon as the necessary information becomes available but no later than one year from the acquisition date. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the valuation of deferred income taxes. The Company expects to continue to obtain information for the purpose of determining the fair value of the assets acquired and liabilities assumed on the acquisition date throughout the remainder of the measurement period.

For the three months ended September 30, 2024, we had a purchase price adjustment of $0.3 million in net assets acquired and reclassifications within property, plant, and equipment that resulted in an increase of $1.6 million in depreciation, depletion and accretion expense on the condensed consolidated statements of operations. For the nine months ended September 30, 2024, we had purchase price adjustments of $3.2 million in net assets acquired and reclassifications within property, plant, and equipment. This resulted in an increase of $4.1 million in depreciation, depletion and accretion expense, an increase of $0.1 million in amortization expense, and an increase of $0.3 million in interest expense on the condensed consolidated statements of operations.

The Company’s condensed consolidated statement of operations includes revenue of $160.0 million and $370.5 million for the three and nine months ended September 30, 2024, respectively, attributable to the acquired Hi-Crush operations. The Company’s condensed consolidated statement of operations includes direct operating expenses of $115.4 million and $261.0 million for the three and nine months ended September 30, 2024, respectively, attributable to the acquired Hi-Crush operations. Of the $75.2 million of goodwill recognized, $40.0 million is considered non-deductible goodwill.

The following transactions were recognized separately from the acquisition of assets and assumptions of liabilities in the Hi-Crush Transaction.

•
Transaction costs consisting of legal and professional fees. For the three and nine months ended September 30, 2024, the Company incurred $2.4 million and $18.5 million of transaction costs, respectively, which were expensed as incurred and presented in selling, general and administrative expenses in the condensed consolidated statements of operations.
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

Reserves

The preliminary estimate of the fair value of the reserves were valued at $40.5 million using the income approach. Reserves are recorded in property, plant and equipment, net on the Company's condensed consolidated balance sheets. Reserves were valued using the multi-period excess earnings method (“MPEEM”). The MPEEM is an approach where the net earnings attributable to the asset being measured are isolated from other “contributory assets” over the intangible asset’s remaining economic life.

Pro Forma Financial Information

The following table summarizes, on an unaudited pro forma basis, the condensed combined results of operations of the Company for the three and nine months ended September 30, 2024 and 2023, assuming the Hi-Crush Transaction had occurred on January 1, 2023 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(unaudited)
Revenue	$304,434	$307,119	$899,934	$916,266
Net income	$5,236	$70,092	$54,612	$207,047

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

Note 4 – Goodwill and Acquired Intangible Assets

Goodwill

Changes in the carrying value of goodwill (in thousands):

Balance at December 31, 2023	$—
Hi-Crush Transaction	75,219
Balance at September 30, 2024	$75,219

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

Acquired Intangible Assets

The following table presents the detail of acquired intangible assets other than goodwill as of September 30, 2024 (in thousands):

	Carrying Amount	Accumulated Amortization	Net
Customer relationships	$100,226	$(5,739)	$94,487
Trade name	14,850	(2,834)	12,016
Total	$115,076	$(8,573)	$106,503

Amortization expense recognized during the three and nine months ended September 30, 2024 was $3.7 million and $8.6 million, respectively, and was recorded in amortization expense of acquired intangible assets on the condensed consolidated statements of operations. Refer to Note 3 - Hi-Crush Transaction for additional information over these acquired intangible assets.

Estimated future amortization expense is as follows (in thousands):

Remainder of 2024	$3,743
2025	14,973
2026	14,973
2027	10,901
2028	10,023
2029	10,023
Thereafter	41,867
Total	$106,503

Note 5 – Inventories

Inventories consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$3,049	$441
Work-in-process	7,975	4,937
Finished goods	4,753	1,071
Inventories	$15,777	$6,449

Note 6 – Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Plant facilities associated with productive, depletable properties	$304,882	$243,618
Plant equipment	757,578	489,953
Land	5,377	3,197
Furniture and office equipment	4,188	2,362
Computer and network equipment	1,648	1,648
Buildings and leasehold improvements	46,738	32,558
Logistics equipment	89,036	48,139
Construction in progress	442,883	248,004
Property, plant and equipment	1,652,330	1,069,479
Less: Accumulated depreciation and depletion	(202,790)	(134,819)
Property, plant and equipment, net	$1,449,540	$934,660

Depreciation expense recognized in depreciation, depletion and accretion expense was $25.3 million and $61.0 million for the three and nine months ended September 30, 2024, respectively. Depreciation expense recognized in depreciation, depletion and accretion expense was $8.5 million and $23.5 million for the three and nine months ended September 30, 2023, respectively.

Depletion expense recognized in depreciation, depletion and accretion expense was $0.4 million and $6.4 million for the three and nine months ended September 30, 2024, respectively. Depletion expense decreased during the third quarter of 2024 due to purchase price adjustments and reclassifications, refer to Note 3 - Hi-Crush Transaction for additional information. Depletion expense recognized in depreciation, depletion and accretion expense was $1.5 million and $4.4 million for the three and nine months ended September 30, 2023, respectively.

Depreciation expense recognized in selling, general and administrative expense was $0.9 million and $2.6 million for the three and nine months ended September 30, 2024, respectively. Depreciation expense recognized in selling, general and administrative expense was $0.5 million and $1.2 million for the three and nine months ended September 30, 2023, respectively.

Impairment or Disposal of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.”

During the second quarter of 2024, the Company concluded it had a triggering event requiring an assessment for impairment as a result of the fire at one of the Kermit facilities that caused damage to the physical condition of the Kermit asset group. The Company groups assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluates the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis. The Company performed a recoverability test and determined there was no impairment of the associated asset group for the three and nine months ended September 30, 2024. The Company recorded a $11.1 million loss from the disposal, which is recorded as a loss on disposal of assets on the condensed consolidated statements of operations.

During the third quarter of 2024, the Company disposed of a dredge asset that was damaged during commissioning at one of the Kermit facilities. The Company recorded a $8.6 million loss from the disposal, which is recorded as a loss on disposal of assets on the condensed consolidated statements of operations.

The Company did not recognize impairment of long-lived assets or loss on disposal of assets for the three and nine months ended September 30, 2023.

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

The components of lease cost were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$833	$846	$2,019	$4,286
Interest on lease liabilities	92	345	231	1,742
Operating lease cost	1,959	289	4,697	823
Variable lease cost	123	160	439	458
Short-term lease cost	31,513	5,893	58,122	18,255
Total lease cost	$34,520	$7,533	$65,508	$25,564

Supplemental cash flow and other information related to leases were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$2,158	$443	$4,555	$1,018
Operating cash outflows from finance leases	$123	$345	$231	$1,742
Financing cash outflows from finance leases	$1,659	$232	$1,773	$1,932
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$—	$—	$14,448	$559
Finance leases	$—	$4,187	$7,666	$25,063

Lease terms and discount rates as of September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term:
Operating leases	4.3 years	3.6 years
Finance leases	2.2 years	3.6 years
Weighted-average discount rate:
Operating leases	5.7%	4.7%
Finance leases	5.6%	5.2%

Future minimum lease commitments as of September 30, 2024 are as follows (in thousands):

	Finance	Operating
Remainder of 2024	$930	$1,268
2025	3,076	6,362
2026	2,085	538
2027	418	1,537
2028	50	1,460
Thereafter	—	5,553
Total lease payments	6,559	16,718
Less imputed interest	369	2,486
Total	$6,190	$14,232

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

As of September 30, 2024, we had no additional leases that have not yet commenced. Certain transportation and logistics leases discussed here are a component of the purchase commitments discussed in Note 9 - Commitments and Contingencies.

Note 8 – Debt

Debt consists of the following (in thousands):

	September 30,	December 31,
	2024	2023
2023 Term Loan Credit Facility	$180,000	$180,000
ADDT Loan	140,069	—
2023 ABL Credit Facility	50,000	—
Deferred Cash Consideration Note	111,828	—
Other indebtedness	4,650	—
Less: Debt discount, net of accumulated amortization of $2,984 and $480, respectively	(10,405)	(6,769)
Less: Deferred financing fees, net of accumulated amortization of $191 and $29, respectively	(880)	(411)
Less: Current portion (a)	(36,219)	—
Long-term debt	$439,043	$172,820
(a) The current portion of long-term debt reflects payments based on the terms of the 2023 Term Loan Credit Facility, the ADDT Loan, and Other Indebtedness.

Deferred Cash Consideration Note

In accordance with the Merger Agreement, the Company issued a secured PIK toggle seller note in an initial aggregate principle amount of $111.8 million, subject to purchase price adjustments as defined in the Merger Agreement, with a final maturity date of January 31, 2026 (the “Deferred Cash Consideration Note”). As discussed in Note 3 - Hi-Crush Transaction, the Deferred Cash Consideration Note was part of the consideration transferred and valued at fair value at the acquisition date. The Deferred Cash Consideration Note bears interest at a rate of 5.00% per annum if paid in cash, or 7.00% per annum if paid in kind. Interest on the Deferred Cash Consideration Note is payable quarterly in arrears beginning March 29, 2024 through maturity. Interest expense associated with the Deferred Cash Consideration Note was $1.4 million and $3.2 million for the three and nine months ended September 30, 2024, respectively.

The Deferred Cash Consideration Note included $4.6 million of debt discount and approximately $0.1 million deferred financing costs. The discount and deferred financing costs are a direct reduction from the carrying amount of the debt obligation on the Company’s condensed consolidated balance sheets and are amortized to interest expense using the effective interest method. Interest expense associated with the discount and deferred financing costs were approximately $0.6 million and $1.4 million in total for the three and nine months ended September 30, 2024, respectively.

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

Each delayed draw term loan (the “DDT Loans”) under the 2023 Term Loan Credit Facility will be payable in equal monthly installments, with the monthly installments comprising 80% of the DDT Loan and a final payment of the remaining 20% of the outstanding principal balance due at maturity, unless earlier prepaid. The DDT Loans will bear interest at a rate equal to the applicable Term SOFR Rate as of each Delayed Draw Funding Date (each as defined in the 2023 Term Loan Credit Agreement) plus 5.95% per annum. All monthly installments with respect to the Initial Term Loan and the DDT Loans payable on or prior to January 1, 2025 will be interest only. Interest expense associated with the debt was $4.2 million and $12.8 million for the three and nine months ended September 30, 2024, respectively, and $2.9 million for both the three and nine months ended September 30, 2023. The interest expense associated with the discount and deferred financing costs was $0.4 million and $1.0 million for the three and nine months ended September 30, 2024, respectively, and $0.2 million for both the three and nine months ended September 30, 2023.

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

Proceeds from the 2023 Term Loan Credit Facility were used to repay outstanding indebtedness under our previous 2021 Term Loan Credit Facility, to repay obligations outstanding under certain equipment lease arrangements with Stonebriar and for general corporate purposes. As of September 30, 2024, Atlas LLC was in compliance with the covenants of the 2023 Term Loan Credit Facility.

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

The Term Loan Amendment provided an additional DDT Loan (the “ADDT Loan”) in the aggregate principal amount of $150.0 million with interest (computed on the basis of a 365-day year for the actual number of days elapsed) on the unpaid principal amount thereof from and including the date of the amendment until paid in full at the rate per annum equal to 10.86%. The ADDT Loan is payable in 76 consecutive monthly installments of combined principal and interest each in the amount of $2.7 million commencing April 1, 2024 and continuing up to and including August 1, 2030. There was interest expense of $3.8 million and $9.2 million for the three and nine months ended September 30, 2024, respectively.

The ADDT Loan included $1.5 million of debt discount and $0.5 million in deferred financing costs. The discount and deferred financing costs are a direct reduction from the carrying amount of the debt obligation on the Company’s condensed consolidated balance sheets and are amortized to interest expense using the effective interest method. Interest expense associated with the discount and deferred financing costs were $0.1 million and $0.3 million in total for the three and nine months ended September 30, 2024, respectively.

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

Atlas LLC may also request swingline loans under the 2023 ABL Credit Agreement in an aggregate principal amount not to exceed $7.5 million. During the nine months ended September 30, 2024 and the year ended December 31, 2023, Atlas LLC had no outstanding swingline loans under the 2023 ABL Credit Facility.

Borrowings under the 2023 ABL Credit Facility bear interest, at Atlas LLC’s option, at either a base rate or Term SOFR, as applicable, plus an applicable margin based on average availability as set forth in the 2023 ABL Credit Agreement. Term SOFR loans bear interest at Term SOFR for the applicable interest period plus an applicable margin, which ranges from 1.50% to 2.00% per annum based on average availability as set forth in the 2023 ABL Credit Agreement. Base rate loans bear interest at the applicable base rate, plus an applicable margin, which ranges from 0.50% to 1.00% per annum based on average availability as set forth in the 2023 ABL Credit Agreement. In addition to paying interest on outstanding principal under the 2023 ABL Credit Facility, Atlas LLC is required to pay a commitment fee which ranges from 0.375% per annum to 0.500% per annum with respect to the unutilized commitments under the 2023 ABL Credit Facility, based on the average utilization of the 2023 ABL Credit Facility. Atlas LLC is required to pay customary letter of credit fees, to the extent that one or more letter of credit is outstanding. For the three and nine months ended September 30, 2024, we recognized $0.1 million and $0.4 million, respectively, of interest expense, unutilized commitment fees and other fees under the 2023 ABL Credit Facility, classified as interest expense. For the three and nine months ended September 30, 2023, we recognized $0.1 million and $0.2 million of interest expense, respectively.

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

On March 5, 2024, the Company drew down $50.0 million under the 2023 ABL Credit Facility for general corporate purposes. There was interest expense of $0.9 million and $2.0 million for the three and nine months ended September 30, 2024, respectively. The draw included $0.3 million in debt issuance costs and $0.3 million in deferred financing costs. These costs are recorded under other long-term assets on the condensed consolidated balance sheets and are amortized on a straight-line basis over the life of the agreement. Interest expense associated with the amortization of these costs was $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively.

As of September 30, 2024, Atlas LLC had $50.0 million in outstanding borrowings and $0.2 million in outstanding letters of credit under the 2023 ABL Credit Facility.

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

The 2023 ABL Credit Facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of September 30, 2024, the Company was in compliance with the covenants under the 2023 ABL Credit Facility.

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

Other Indebtedness

The Company has other Indebtedness of $4.7 million of equipment finance notes as of September 30, 2024. There was de minimis interest expense for the three and nine months ended September 30, 2024. These equipment finance notes have terms ending in November 2024 through August 2026 and interest rates ranging from 1.99% to 8.45%.

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

Royalty expense associated with these agreements is recorded as the product is sold and is included in costs of sales. Royalty expense associated with these agreements were less than 5% of cost of sales for the three and nine months ended September 30, 2024, and totaled between 5% and 10% of cost of sales for the three and nine months ended September 30, 2023.

Standby Letters of Credit

As of September 30, 2024 and December 31, 2023, we had $0.2 million and $1.1 million outstanding in standby letters of credit issued under the 2023 ABL Credit Facility, respectively.

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

Note 10 – Stockholders Equity

Common Stock

The Company is authorized to issue 500,000,000 shares of preferred stock and 1,500,000,000 shares of Common Stock. On March 5, 2024, the Company issued 9,711,432 shares of Common Stock as consideration in the Hi-Crush Transaction. As of September 30, 2024, there were 109,874,855 shares of Common Stock issued and outstanding and no shares issued or outstanding of preferred stock.

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

On August 1, 2024, the Company declared a dividend of $0.23 per share of Common Stock. The dividend was paid on August 22, 2024 to holders of record of Common Stock as of the close of business on August 15, 2024.

On October 24, 2024, the Company declared a dividend of $0.24 per share of Common Stock. The dividend will be payable on November 14, 2024 to holders of record of Common Stock as of the close of business on November 7, 2024.

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

In connection with the assumption of the LTIP, the Company also assumed the remaining share reserves available for issuance under the LTIP, subject to applicable adjustments to relate to the Company's Common Stock. Subject to adjustment in accordance with the terms of the LTIP, 10,270,000 shares of Common Stock have been reserved for issuance pursuant to awards under the LTIP. If an award under the LTIP is forfeited, settled for cash or expires without the actual delivery of shares, any shares subject to such award will again be available for new awards under the LTIP. The LTIP will be administered by the Compensation Committee (the “Compensation Committee”) of the Board. We had 7,001,637 shares of the Company's Common Stock available for future grants as of September 30, 2024. We account for the awards granted under the LTIP as compensation cost measured at the fair value of the award on the date of grant.

Restricted Stock Units

RSUs represent the right to receive shares of New Atlas Common Stock at the end of the vesting period in an amount equal to the number of RSUs that vest. The granted RSUs vest and become exercisable with respect to employees in three equal installments starting on the first anniversary of the date of grant and, with respect to directors, on the one-year anniversary of the date of grant, so long as the participant either remains continuously employed or continues to provide services to the Board, as applicable. The RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases providing services to the Company prior to the date the award vests. If the participant’s employment with or service to the Company is terminated for cause or without good reason prior to the vesting of all of the RSUs, and unless such termination is a “Qualifying Termination” or due to a “Change in Control” as defined in the applicable RSU agreement, any unvested RSUs will generally terminate automatically and be forfeited without further notice and at no cost to the Company. In the event the Company declares and pays a dividend in respect of its outstanding shares of Common Stock and, on the record date for such dividend, the participant holds RSUs that have not been settled, we will record the amount of such dividend in a bookkeeping account and pay to the participant an amount in cash equal to the cash dividends the participant would have received if the participant was the holder of record, as of such record date, of a number of shares of Common Stock equal to the number of RSUs held by the participant that had not been settled as of such record date, such payment to be made on or within 60 days following the date on which such RSUs vest. The stock-based compensation expense of such RSUs was determined using the closing prices on the grant date. We account for forfeitures as they occur. We recognized stock-based compensation related to RSUs of $4.3 million and $11.3 million for the three and nine months ended September 30, 2024, respectively. We recognized stock-based compensation related to RSUs of $0.6 million and $1.4 million for the three and nine months ended September 30, 2023, respectively. Changes in non-vested RSUs outstanding under the LTIP during the nine months ended September 30, 2024 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2023	1,636,173	$21.04
Granted	764,808	$22.18
Vested	(138,001)	$16.78
Forfeited	(94,152)	$20.31
Non-vested at September 30, 2024	2,168,828	$21.74

As of September 30, 2024, there was $34.4 million of unrecognized compensation expense relating to outstanding RSUs. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.6 years.

Performance Share Units

Performance share units (“PSUs”) represent the right to receive one share of Common Stock multiplied by the number of PSUs that become earned, and the number of PSUs that may vest range from 0% to 200% of the Target PSUs (as defined in the Performance Share Unit Grant Agreement governing the PSUs (the “PSU Agreement”)), subject to the Compensation Committee’s discretion to increase the ultimate number of vested PSUs above the foregoing maximum level. Each PSU also includes a tandem dividend equivalent right, which is a right to receive an amount equal to the cash dividends made with respect to a share of Common Stock during the Performance Period (as defined in the PSU Agreement), which will be adjusted to correlate to the number of PSUs that ultimately become vested pursuant to the PSU Agreement. 480,783 PSUs (based on target) were granted in 2024 (the “2024 PSUs”). The Performance Goals (as defined in the PSU Agreement) for the 2024 PSUs are based on a combination of Return on Capital Employed (“ROCE”) and “Relative TSR” (each, as defined in the PSU Agreement), with 25% weight applied to ROCE and 75% weight applied to Relative TSR, each as measured during the three-year Performance Period ending December 31, 2026. The vesting level is calculated based on the actual total stockholder return achieved during the Performance Period. The fair value of such PSUs was determined using a Monte Carlo simulation and will be recognized over the applicable Performance Period. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award. Expected volatilities in the model were estimated using a historical period consistent with the Performance Period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant. We recognized stock-based compensation related to PSUs of $2.0 million and $4.7 million for the three and nine months ended September 30, 2024, respectively. We recognized stock-based compensation related to PSUs of $0.8 million and $2.0 million for the three and nine months ended September 30, 2023, respectively. Changes in non-vested PSUs outstanding under the LTIP during the nine months ended September 30, 2024 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2023	473,223	$20.19
Granted	480,783	$30.47
Vested	—	$—
Forfeited	(18,055)	$20.19
Non-vested at September 30, 2024	935,951	$25.47

As of September 30, 2024, there was $16.4 million of unrecognized compensation expense relating to outstanding PSUs. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of 2.2 years.

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

For the three and nine months ended September 30, 2023, the Company's EPS calculation includes only its share of net income for the period subsequent to the IPO, and omits income prior to the IPO. In addition, the basic weighted average shares outstanding calculation is based on the actual days during which the shares were outstanding from the date of our IPO through September 30, 2023.

The following table reflects the allocation of net income to common stockholders and EPS computations for the period indicated based on a weighted average number of shares of Common Stock outstanding for the three and nine months ended September 30, 2024 and 2023 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Numerator:
Net income	$3,918	$56,327	$45,542	$190,443
Less: Pre-IPO net income attributable to Atlas Sand Company, LLC		—		54,561
Less: Net income attributable to redeemable noncontrolling interest		26,887		66,190
Net income attributable to Atlas Energy Solutions Inc.	$3,918	$29,440	$45,542	$69,692
Denominator:
Basic weighted average shares outstanding	109,883	57,237	107,570	57,189
Dilutive potential of restricted stock units	503	110	338	77
Dilutive potential of performance share units	692	581	654	480
Diluted weighted average shares outstanding (1)	$111,078	$57,928	$108,562	$57,746

Basic EPS attributable to holders of Common Stock	$0.04	$0.51	$0.42	$1.22
Diluted EPS attributable to holders of Common Stock (1)	$0.04	$0.51	$0.42	$1.21
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

The effective combined U.S. federal and state income tax rate for the three and nine months ended September 30, 2024 was 9.6% and 20.0%, respectively, and was 11.9% and 9.7% for both the three and the nine months ended September 30, 2023, respectively.

During the three and nine months ended September 30, 2024, we recognized income tax expense of $0.4 million and $11.4 million, respectively. We recognized $7.6 million and $20.4 million of income tax expense during the three and nine months ended September 30, 2023, respectively.

Total income tax expense for the three and nine months ended September 30, 2024 differed from amounts computed by applying the U.S. federal statutory tax rate of 21% to pre-tax book income for those periods due to state taxes, the benefit of percentage depletion in excess of basis, and expense of Section 162(m) nondeductible compensation.

Total income tax expense for the three and nine months ended September 30, 2023 differed from amounts computed by applying the U.S. federal statutory tax rate of 21% due to the net income attributable to Atlas LLC prior to the date of our IPO, net income attributable to noncontrolling interest subsequent to the IPO, and state taxes (net of the anticipated federal benefit).

Note 14 – Related-Party Transactions

Brigham Land Management LLC

Brigham Land Management LLC (“Brigham Land”) provides us with landman services for certain of our projects and initiatives. The services are provided on a per hour basis at market prices. Brigham Land is owned and controlled by Vince Brigham, an advisor to the Company and the brother of our Executive Chairman, Bud Brigham. For the three and nine months ended September 30, 2024, we made aggregate payments to Brigham Land equal to approximately $0.2 million and $0.5 million, respectively. For the three and nine months ended September 30, 2023, we made aggregate payments to Brigham Land equal to approximately $0.3 million and $0.8 million, respectively. As of September 30, 2024 and December 31, 2023, our outstanding accounts payable to Brigham Land was $0.1 million and $0.2 million, respectively.

Earth Resources, LLC

Earth Resources, LLC (“Earth Resources”), formerly known as Brigham Earth, LLC, provides us with professional and consulting services as well as access to certain information and software systems. Earth Resources is owned and controlled by our Executive Chairman, Bud Brigham. For the three and nine months ended September 30, 2024, we made aggregate payments to Earth Resources for these services equal to approximately $0.1 million and $0.4 million, respectively. For the three and nine months ended September 30, 2023, we made aggregate payments to Earth Resources for these services of approximately de minimis and $0.2 million, respectively. As of September 30, 2024 and December 31, 2023, we had de minimis accounts payable to Earth Resources.

Anthem Ventures, LLC

Anthem Ventures, LLC (“Anthem Ventures”) provides us with transportation services. Anthem Ventures is owned and controlled by our Executive Chairman, Bud Brigham. For the three and nine months ended September 30, 2024, we made aggregate payments to Anthem Ventures for these services equal to approximately $0.1 million and $0.2 million, respectively. For the three and nine months ended September 30, 2023, we made aggregate payments to Anthem Ventures for these services of approximately de minimis and $0.2 million, respectively. As of September 30, 2024 and December 31, 2023, our outstanding accounts payable to Anthem Ventures was $0.1 million and $0.1 million, respectively.

In a Good Mood

In a Good Mood, LLC (“In a Good Mood”) provides the Company with access, at cost, to reserved space in the Moody Center in Austin, Texas for concerts, sporting events and other opportunities as a benefit to our employees and for business entertainment. In a Good Mood is owned and controlled by our Executive Chairman, Bud Brigham. For the three and nine months ended September 30, 2024, we made aggregate payments to In a Good Mood for these services of approximately $0.1 million and $0.2 million, respectively. For both the three and nine months ended September 30, 2023, we made aggregate payments of approximately $0.1 million to In a Good Mood for these services. As of September 30, 2024 and December 31, 2023, we did not have an outstanding accounts payable balance with this related party.

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

Cautionary Note Regarding Forward-Looking Statements

This Report contains forward-looking statements that are subject to risks and uncertainties. All statements, other than statements of historical fact included in this Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Report, the words “may,” “forecast,” “continue,” “could,” “would,” “will,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the section titled “Risk Factors” included in this Report and in our Annual Report. By their nature, forward-looking statements involve known and unknown risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Although we believe that the forward-looking statements contained in this Report are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:

•
our ability to successfully execute our common stock repurchase program or implement future common stock repurchase programs;
•
the ultimate cost and time needed to execute the desired process improvements at our production facilities following the fire that occurred at our Kermit facility on April 14, 2024;
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

Overview

We are a low-cost producer of high-quality, locally sourced 100 mesh and 40/70 sand used as a proppant during the well completion process. Proppant is necessary to facilitate the recovery of hydrocarbons from oil and natural gas wells. One hundred percent of Atlas LLC’s sand reserves are located in Texas within the Permian Basin and our operations consist of proppant production and processing facilities, including four facilities near Kermit, Texas (together, the “Kermit facilities”), a fifth facility near Monahans, Texas (the “Monahans facility”), and the OnCore distributed mining network. As of September 30, 2024, our combined annual production capacity is approximately 29 million tons.

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

Recent Developments

Hi-Crush Transaction

On March 5, 2024 (“Closing Date”), the Company completed the acquisition of the Permian Basin proppant production and logistics businesses and operations of Hi-Crush Inc., a Delaware corporation (“Hi-Crush”), in exchange for mixed consideration totaling $456.1 million, subject to customary post-closing adjustments(the “Hi-Crush Transaction”), pursuant to that certain Agreement and Plan of Merger, dated February 26, 2024 (the “Merger Agreement”), by and among the Company, Atlas LLC, Wyatt Merger Sub 1 Inc., a Delaware corporation and direct, wholly-owned subsidiary of Atlas LLC, Wyatt Merger Sub 2, LLC, a Delaware limited liability company and direct, wholly-owned subsidiary of Atlas LLC, Hi-Crush, each stockholder that had executed the Merger Agreement or a joinder thereto (each a “Hi-Crush Stockholder” and, collectively, the “Hi-Crush Stockholders”), Clearlake Capital Partners V Finance, L.P., solely in its capacity as the Hi-Crush Stockholders’ representative and HC Minerals Inc., a Delaware corporation (collectively, the “Parties”). For further discussion, refer to Note 3 - Hi-Crush Transaction of the unaudited condensed consolidated financial statements (the “Financial Statements”) included elsewhere in this Report.

The foregoing description of the Hi-Crush Transaction and the Merger Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, a copy of which is filed as Exhibit 2.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed with the SEC on May 8, 2024.

Operational Updates

On April 14, 2024, a mechanical fire occurred at one of the Company's plants in Kermit, Texas. The fire primarily impacted the feed system of the processing facility, which transports sand from the dryers and separators to storage silos. During the second quarter of 2024, the Company utilized temporary loadout equipment at the plant to continue production. The Company was able to transition to the temporary loadout within 11 days of the fire incident. Reconstruction of the feed system was completed in June 2024 and the plant was operational by June 30, 2024. The Company performed an impairment analysis on the Kermit asset group as a result of the fire and determined that no impairment was required. The damaged assets from the fire had a net book value of $11.1 million that was recorded as a loss on disposal of assets on the condensed consolidated statements of operations. The Company has filed an insurance claim for the fire incident and is in the process of recovering the costs associated with returning the plant to production. The Company has received $10.0 million of insurance recovery in connection with this incident as of September 30, 2024. The proceeds are recorded as insurance recovery (gain) on the condensed consolidated statements of operations and as cash and cash equivalents on the condensed consolidated balance sheets.

During the third quarter of 2024, one of the Company's dredge mining assets was damaged during commissioning at one of the Kermit facilities. The damaged asset had a net book value of $8.6 million that was recorded as a loss on disposal of assets on the condensed consolidated statements of operations.

Share Buyback Program

In October 2024, the Board of Directors of the Company authorized a share repurchase program under which the Company may repurchase up to $200.0 million of outstanding stock through December 31, 2026.

The shares may be repurchased from time to time in open market transactions at prevailing market prices, through block trades, in privately negotiated transactions, through derivative transactions or by other means and in accordance with federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors including management's assessment of the intrinsic value of the Company's common stock, the market price of the Company's common stock, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, applicable legal requirements, and other considerations. The exact number of shares to be repurchased by the Company is not guaranteed, and the program may be suspended, modified, or discontinued at any time without prior notice. The Company expects to fund the repurchases by using cash on hand and expected free cash flow to be generated over the next two years.

Financial Developments

Deferred Cash Consideration Note

In accordance with the Merger Agreement, the Company issued a secured PIK toggle seller note in an initial aggregate principle amount of $111.8 million, subject to purchase price adjustments as defined in the Merger Agreement, with a final maturity date of January 31, 2026 (the “Deferred Cash Consideration Note”). The Deferred Cash Consideration Note was part of the consideration transferred and valued at fair value at the acquisition date. The Deferred Cash Consideration Note bears interest at a rate of 5.00% per annum if paid in cash, or 7.00% per annum if paid in kind. Interest on the Deferred Cash Consideration Note is payable quarterly in arrears beginning March 29, 2024 through maturity.

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

On August 1, 2024, the Company declared a dividend of $0.23 per share of Common Stock. The dividend was paid on August 22, 2024 to holders of record of Common Stock as of the close of business on August 15, 2024.

On October 24, 2024, the Company declared a dividend of $0.24 per share of Common Stock. The dividend will be payable on November 14, 2024 to holders of record of Common Stock as of the close of business on November 7, 2024.

Recent Trends and Outlook

The price for West Texas Intermediate (“WTI”) crude oil ended the third quarter of 2024 at $70.24 per barrel (“Bbl”), as compared to $82.69 per Bbl in the second quarter of 2024, representing a decrease of approximately 15%. Global oil demand decelerated during the period on the heels of fluttering Chinese demand coupled with a heightened risk of future global economic headwinds. However, OPEC+ countries reiterated plans for a continued delay to production hikes. This, coupled with continued heightened geopolitical tensions across Europe and the Middle East have supported a higher oil price environment as conflicts in both Ukraine and across the Middle East persist.

As a result, oilfield activity levels during the period were relatively muted. The Permian Basin drilling rig count declined by two active rigs quarter-over-quarter, ending the period at 306 active rigs. While we are seeing efficiencies drive overall shale production, fewer drilling rigs and hydraulic fracturing crews are required for the equivalent production output.

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

•
Third, E&P companies continue to adopt Simul- and Trimul-frac completions designs which can consume up to 30% more proppant than typical legacy completion designs.

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

We define Adjusted EBITDA as net income before depreciation, depletion and accretion expense, amortization expense of acquired intangible assets, interest expense, income tax expense, stock and unit-based compensation, loss on extinguishment of debt, loss on disposal of assets, insurance recovery (gain), unrealized commodity derivative gain (loss), other acquisition related costs, and other non-recurring costs. Management believes Adjusted EBITDA is useful because it allows them to more effectively evaluate our operating performance and compare the results of our operations from period to period and against our peers without regard to our financing methods or capital structure. We exclude the items listed above from net income in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Certain prior period non-recurring costs of goods sold are now included as an add-back to adjusted EBITDA in order to conform to the current period presentation and to more accurately describe the Company’s operating performance and results period-over-period.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(unaudited)
	(In thousands)
Net income (1)	$3,918	$56,327	$45,542	$190,443
Depreciation, depletion and accretion expense	26,972	10,746	70,865	29,368
Amortization expense of acquired intangible assets	3,744	—	8,573	—
Interest expense	11,831	4,673	30,821	12,721
Income tax expense	415	7,637	11,416	20,368
EBITDA	$46,880	$79,383	$167,217	$252,900
Stock and unit-based compensation	6,289	1,414	15,961	3,660
Loss on disposal of assets (4)	8,574	—	19,672	—
Insurance recovery (gain) (5)	—	—	(10,000)	—
Other non-recurring costs (6)	6,918	3,281	14,335	4,397
Other acquisition related costs (3)	2,390	—	18,481	—
Adjusted EBITDA	71,051	84,078	225,666	260,957
Maintenance Capital Expenditures (2)	12,382	15,557	22,260	26,344
Adjusted Free Cash Flow	$58,669	$68,521	$203,406	$234,613

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(unaudited)
	(In thousands)
Net income (1)	$3,918	$56,327	$45,542	$190,443
Depreciation, depletion and accretion expense	26,972	10,746	70,865	29,368
Amortization expense of acquired intangible assets	3,744	—	8,573	—
Interest expense	11,831	4,673	30,821	12,721
Income tax expense	415	7,637	11,416	20,368
EBITDA	$46,880	$79,383	$167,217	$252,900
Stock and unit-based compensation expense	6,289	1,414	15,961	3,660
Loss on disposal of assets (4)	8,574	—	19,672	—
Insurance recovery (gain) (5)	—	—	(10,000)	—
Other non-recurring costs (6)	6,918	3,281	14,335	4,397
Other acquisition related costs (3)	2,390	—	18,481	—
Adjusted EBITDA	$71,051	$84,078	$225,666	$260,957
Capital expenditures	86,276	98,858	297,552	245,693
Hi-Crush acquisition	—	—	142,233	—
Adjusted EBITDA less Capital Expenditures	$(15,225)	$(14,780)	$(214,119)	$15,264

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(unaudited)
	(In thousands)
Net cash provided by operating activities	$85,189	$55,406	$185,607	$213,524
Current income tax expense (benefit) (2)	261	(1,795)	983	1,309
Change in operating assets and liabilities	(35,277)	22,781	(13,363)	29,888
Cash interest expense (2)	10,664	4,363	27,968	11,982
Maintenance Capital Expenditures (2)	(12,382)	(15,557)	(22,260)	(26,344)
Other non-recurring costs (6)	6,918	3,281	14,335	4,397
Other acquisition related costs (3)	2,390	—	18,481	—
Insurance recovery (gain) (5)	—	—	(10,000)	—
Other	906	42	1,655	(143)
Adjusted Free Cash Flow	$58,669	$68,521	$203,406	$234,613

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(unaudited)
	(In thousands, except percentages)
Net cash provided by operating activities	$85,189	$55,406	$185,607	$213,524
Current income tax expense (benefit) (2)	261	(1,795)	983	1,309
Change in operating assets and liabilities	(35,277)	22,781	(13,363)	29,888
Cash interest expense (2)	10,664	4,363	27,968	11,982
Capital expenditures	(86,276)	(98,858)	(297,552)	(245,693)
Hi-Crush acquisition	—	—	(142,233)	—
Other non-recurring costs (6)	6,918	3,281	14,335	4,397
Other acquisition related costs (3)	2,390	—	18,481	—
Insurance recovery (gain) (5)	—	—	(10,000)	—
Other	906	42	1,655	(143)
Adjusted EBITDA less Capital Expenditures	$(15,225)	$(14,780)	$(214,119)	$15,264
Adjusted EBITDA Margin	23.3%	53.3%	28.8%	55.2%
Adjusted EBITDA less Capital Expenditure Margin	(5.0)%	(9.4)%	(27.3)%	3.2%
Adjusted Free Cash Flow Margin	19.3%	43.5%	25.9%	49.6%
Adjusted Free Cash Flow Conversion	82.6%	81.5%	90.1%	89.9%

	Three Months Ended		Nine Months Ended
	September, 30		September, 30
	2024	2023	2024	2023
	(unaudited)
	(In thousands)
Gross Profit	$53,018	$79,625	$182,119	$250,820
Depreciation, depletion and accretion expense	26,069	10,221	68,271	28,173
Contribution Margin	$79,087	$89,846	$250,390	$278,993

(1)
Atlas Inc. is a corporation and is subject to U.S. federal income tax. Atlas LLC has elected to be treated as a partnership for income tax purposes and, therefore, was not subject to U.S. federal income tax at an entity level during the periods prior to the initial public offering. As a result, the condensed consolidated net income in our historical financial statements does not reflect the tax expense we would have incurred if we had been subject to U.S. federal income tax at an entity level during such periods.
(2)
A reconciliation of the adjustment of these items used to calculate Adjusted Free Cash Flow to the Financial Statements is included below.
(3)
Represents Hi-Crush Transaction costs include fees paid to finance, legal, accounting and other advisors, employee retention and benefit costs, and other operational and corporate costs.
(4)
Represents loss on disposal of one of the Company's dredge mining assets at its Kermit facility and loss on disposal of assets as a result of the fire at one of the Kermit plants that caused damage to the physical condition of the Kermit asset group.

(5)
Represents insurance recovery (gain) deemed collectible and legally enforceable as of June 30, 2024 related to the fire at one of the Kermit plants. Cash was subsequently received as of September 30, 2024.
(6)
Other non-recurring costs includes costs incurred during our Up-C simplification transaction, temporary loadout, and other infrequent and unusual costs.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(unaudited)
	(In thousands)
Current tax expense reconciliation:
Income tax expense	$415	$7,637	$11,416	$20,368
Less: deferred tax expense	(154)	(9,432)	(10,433)	(19,059)
Current income tax expense (benefit)	$261	$(1,795)	$983	$1,309
Cash interest expense reconciliation:
Interest expense, net	$11,193	$1,496	$26,629	$5,459
Less: Amortization of debt discount	(1,045)	(231)	(2,535)	(469)
Less: Amortization of deferred financing costs	(122)	(79)	(318)	(270)
Less: Interest income	638	3,177	4,192	7,262
Cash interest expense	$10,664	$4,363	$27,968	$11,982
Maintenance Capital Expenditures, accrual basis reconciliation:
Purchases of property, plant and equipment	$86,276	$98,858	$297,552	$245,693
Changes in operating assets and liabilities associated with investing activities (7)	(5,389)	40,153	8,170	67,960
Less: Growth capital expenditures and reconstruction of previously incurred growth capital expenditures	(68,505)	(123,454)	(283,462)	(287,309)
Maintenance Capital Expenditures, accrual basis	$12,382	$15,557	$22,260	$26,344

	September 30, 2024	September 30, 2023
	(unaudited)
	(In thousands)
Total Debt	$475,262	$172,511
Discount and deferred financing costs	11,285	7,489
Finance right-of-use lease liabilities	6,190	490
Cash and cash equivalents	78,637	264,538
Net Debt	$414,100	$(84,048)

(7) Positive working capital changes reflect capital expenditures in the current period that will be paid in a future period. Negative working capital changes reflect capital expenditures incurred in a prior period but paid during the period presented.

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

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(unaudited)
	(In thousands)
Product sales	$145,347	$114,773	$386,989	$368,131
Service sales	159,087	42,843	397,630	104,691
Total sales	304,434	157,616	784,619	472,822
Cost of sales (excluding depreciation, depletion and accretion expense)	225,347	67,770	534,229	193,829
Depreciation, depletion and accretion expense	26,069	10,221	68,271	28,173
Gross profit	53,018	79,625	182,119	250,820
Operating expenses:
Selling, general and administrative expense (including stock and unit-based compensation expense of $6,289, $1,414, $15,961, and $3,660, respectively)	25,463	14,301	80,737	34,988
Amortization expense	3,744	—	8,573	—
Loss on disposal of assets	8,574	—	19,672	—
Insurance recovery (gain)	—	—	(10,000)	—
Operating income	15,237	65,324	83,137	215,832
Interest (expense), net	(11,193)	(1,496)	(26,629)	(5,459)
Other income	289	136	450	438
Income before income taxes	4,333	63,964	56,958	210,811
Income tax expense	415	7,637	11,416	20,368
Net income	$3,918	$56,327	$45,542	$190,443

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Product Sales. Product sales increased by $30.5 million to $145.3 million for the three months ended September 30, 2024, as compared to $114.8 million for the three months ended September 30, 2023. An increase in sales volume contributed to a $127.7 million increase in product sales. This was partially offset by a decrease in proppant prices between the periods which contributed to a $97.2 million decrease in product sales.

Service Sales. Services sales, which includes freight for last-mile logistics services, increased by $116.3 million to $159.1 million for the three months ended September 30, 2024, as compared to $42.8 million for the three months ended September 30, 2023. The increase in logistics revenue was due to higher sales volumes shipped to last-mile logistics customers as well as a full quarter of contribution from Hi-Crush.

Cost of sales (excluding depreciation, depletion and accretion expense). Cost of sales (excluding depreciation, depletion and accretion expense) increased by $157.5 million to $225.3 million for the three months ended September 30, 2024, as compared to $67.8 million for the three months ended September 30, 2023.

Cost of sales (excluding depreciation, depletion and accretion) related to product sales increased by $58.6 million to $88.8 million for the three months ended September 30, 2024, as compared to $30.2 million for the three months ended September 30, 2023, due to a full quarter of contribution from Hi-Crush as well as $6.4 million of the cost related to additional temporary loadout equipment associated with the mechanical fire at the Kermit facility. This was partially offset by a decrease in utility and royalty expense over the period.

Cost of sales (excluding depreciation, depletion and accretion expense) related to services increased by $98.9 million to $136.5 million for the three months ended September 30, 2024, as compared to $37.6 million for the three months ended September 30, 2023. The increase was due to higher sales volumes shipped to last-mile logistics customers during the period as well as a full quarter of contribution from Hi-Crush.

Depreciation, depletion and accretion expense. Depreciation, depletion and accretion expense increased by $15.9 million to $26.1 million for the three months ended September 30, 2024, as compared to $10.2 million for the three months ended September 30, 2023, due to additional depreciable assets placed into service when compared to the prior period as well as a full quarter of contribution from Hi-Crush.

Selling, general and administrative expense. Selling, general and administrative expense increased by $11.2 million to $25.5 million for the three months ended September 30, 2024, as compared to $14.3 million for the three months ended September 30, 2023. The increase is due to $8.4 million of employee costs, including an increase of $4.9 million of stock-based compensation expense, $0.4 million of travel, sales and other corporate expenses associated with incremental costs incurred in conjunction with our acquisition of Hi-Crush, and $2.4 million of other acquisition related costs related to the Hi-Crush Transaction during the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

Our selling, general and administrative expense includes the non-cash expense for stock-based compensation expense for equity awards granted to our employees. For the three months ended September 30, 2024, stock-based compensation expense was $6.3 million, as compared to $1.4 million of stock-based expense for the three months ended September 30, 2023.

Loss on disposal of assets. Loss on disposal of assets is $8.6 million for the three months ended September 30, 2024, as compared to no loss on disposal of assets for the three months ended September 30, 2023, due to the $8.6 million disposal from the damaged dredge asset. See Note 1 - Business and Organization - Operational Updates for more information.

Interest (expense), net. Interest expense, net increased by $9.7 million to $11.2 million for the three months ended September 30, 2024, as compared to $1.5 million for the three months ended September 30, 2023. The increase is driven by the acquisition financing for the Hi-Crush Transaction, consisting of the $150.0 million ADDT Loan and $111.8 million Deferred Cash Consideration Note.

Income tax expense. Income tax expense decreased $7.2 million to $0.4 million for the three months ended September 30, 2024, as compared to $7.6 million for the three months ended September 30, 2023. The decrease is primarily due to a decrease in income before income taxes.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Product Sales. Product sales increased by $18.9 million to $387.0 million for the nine months ended September 30, 2024, as compared to $368.1 million for the nine months ended September 30, 2023. An increase in sales volume contributed to a $279.8 million increase in product sales. This was partially offset by a decrease in proppant prices between the periods which contributed to a $260.9 million decrease in product sales.

Service Sales. Services sales, which includes freight for last-mile logistics services, increased by $292.9 million to $397.6 million for the nine months ended September 30, 2024, as compared to $104.7 million for the nine months ended September 30, 2023. The increase in logistics revenue was due to higher sales volumes shipped to last-mile logistics customers as well as two full quarters of contribution from Hi-Crush.

Cost of sales (excluding depreciation, depletion and accretion expense). Cost of sales (excluding depreciation, depletion and accretion expense) increased by $340.4 million to $534.2 million for the nine months ended September 30, 2024, as compared to $193.8 million for the nine months ended September 30, 2023.

Cost of sales (excluding depreciation, depletion and accretion) related to product sales increased by $94.7 million to $196.2 million for the nine months ended September 30, 2024, as compared to $101.5 million for the nine months ended September 30, 2023, due to two full quarters of contribution from Hi-Crush as well as $13.4 million of the cost related to additional temporary loadout equipment associated with the mechanical fire at the Kermit facility. This was partially offset by a decrease in maintenance, utility and royalty expense over the period.

Cost of sales (excluding depreciation, depletion and accretion expense) related to services increased by $245.7 million to $338.0 million for the nine months ended September 30, 2024, as compared to $92.3 million for the nine months ended September 30, 2023. The increase was due to higher sales volumes shipped to last-mile logistics customers during the period as well as two full quarters of contribution from Hi-Crush.

Depreciation, depletion and accretion expense. Depreciation, depletion and accretion expense increased by $40.1 million to $68.3 million for the nine months ended September 30, 2024, as compared to $28.2 million for the nine months ended September 30, 2023, due to additional depreciable assets placed into service when compared to the prior period as well as two full quarters of contribution from Hi-Crush.

Selling, general and administrative expense. Selling, general and administrative expense increased by $45.7 million to $80.7 million for the nine months ended September 30, 2024, as compared to $35.0 million for the nine months ended September 30, 2023. The increase is due to an increase of $22.4 million of employee costs, including an increase of $12.3 million of stock-based compensation expense, $4.8 million of travel, sales and other corporate expenses associated with incremental costs incurred in conjunction with our acquisition of Hi-Crush, and $18.5 million of other acquisition related costs related to the Hi-Crush Transaction during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

Our selling, general and administrative expense includes the non-cash expense for stock-based compensation expense for equity awards granted to our employees. For the nine months ended September 30, 2024, stock-based compensation expense was $16.0 million, as compared to $3.7 million of stock and unit-based compensation expense for the nine months ended September 30, 2023.

Loss on disposal of assets. Loss on disposal of assets is $19.7 million for the nine months ended September 30, 2024, as compared to no loss on disposal of assets for the nine months ended September 30, 2023, due to $11.1 million disposal of certain assets associated with mechanical fire at the Kermit facility and the $8.6 million disposal from the damaged dredge asset. See Note 1 - Business and Organization - Operational Updates for more information.

Insurance recovery (gain). Insurance recovery is $10.0 million for the nine months ended September 30, 2024, as compared to no insurance recovery for the nine months ended September 30, 2023, due to $10.0 million of an insurance claim associated with the mechanical fire. See Note 1 - Business and Organization - Operational Updates for more information.

Interest (expense), net. Interest expense, net increased by $21.1 million to $26.6 million for the nine months ended September 30, 2024, as compared to $5.5 million for the nine months ended September 30, 2023. The increase is driven by the acquisition financing for the Hi-Crush Transaction, consisting of the $150.0 million ADDT Loan and $111.8 million Deferred Cash Consideration Note.

Income tax expense. Income tax expense deceased by $9.0 million to $11.4 million for the nine months ended September 30, 2024, as compared to $20.4 million for the nine months ended September 30, 2023. The decrease is primarily due to a decrease in income before income taxes. This was offset by an increase from Atlas Inc. incurring U.S. federal income taxes subsequent to our IPO for the full nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

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

As of September 30, 2024, we had working capital, defined as current assets less current liabilities, of $58.3 million, $74.8 million of availability under the 2023 ABL Credit Facility, and $100.0 million of DDT Loans (as defined below under “Debt Agreements). Our cash and cash equivalents totaled $78.6 million.

Cash Flow

The following table summarizes our cash flow for the periods indicated:

	Nine Months Ended
	September 30,
	2024	2023
	(unaudited)
Consolidated Statement of Cash Flow Data:	(In thousands)
Net cash provided by operating activities	$185,607	$213,524
Net cash used in investing activities	(429,785)	(245,693)
Net cash provided by financing activities	112,641	214,697
Net increase (decrease) in cash	$(131,537)	$182,528

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $185.6 million and $213.5 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease is primarily attributable to increased cost of sales (excluding depreciation, depletion and accretion expense) of $340.4 million as well as an increase in selling, general and administrative expense of $45.7 million. The increase was partially offset by a $311.8 million increase in revenues.

Net Cash Used in Investing Activities. Net cash used in investing activities was $429.8 million and $245.7 million for the nine months ended September 30, 2024 and 2023, respectively. The increase is primarily attributable to $142.2 million spent on the Hi-Crush Transaction as well as capital spending at the Kermit and Monahans facilities, Dune Express and logistics assets during the nine months ended September 30, 2024 when compared to the nine months ended September 30, 2023.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $112.6 million and $214.7 million for the nine months ended September 30, 2024 and 2023, respectively. This decrease is primarily related to $303.4 million of initial IPO proceeds raised in September 30, 2023 as compared to September 30, 2024. This was offset by an increase of $198.5 million of net proceeds from borrowing related to our acquisition financing during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

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

Debt Agreements

Deferred Cash Consideration Note

In accordance with the Merger Agreement, the Company issued the Deferred Cash Consideration Note in favor of the Hi-Crush Stockholders in the original aggregate principal amount of $111.8 million. The Deferred Cash Consideration Note was part of the consideration transferred and valued at fair value at the acquisition date, which is subject to purchase price adjustments as defined in the Merger Agreement and payable in cash or in kind, at Atlas LLC’s election. The Deferred Cash Consideration Note will mature on January 31, 2026 and bears interest at a rate of 5.00% per annum if paid in cash, or 7.00% per annum if paid in kind. Interest on the Deferred Cash Consideration Note is payable quarterly in arrears beginning March 29, 2024 through maturity. Interest expense associated with the Deferred Cash Consideration Note was $1.4 million and $3.2 million for the three and nine months ended September 30, 2024, respectively.

The Deferred Cash Consideration Note included $4.6 million of debt discount and approximately $0.1 million deferred financing costs. The discount and deferred financing costs are a direct reduction from the carrying amount of the debt obligation on the Company’s condensed consolidated balance sheets and are amortized to interest expense using the effective interest method. Interest expense associated with the discount and deferred financing costs were approximately $0.6 million and $1.4 million in total for the three and nine months ended September 30, 2024, respectively.

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

Each delayed draw term loan (the “DDT Loans”) under the 2023 Term Loan Credit Facility will be payable in equal monthly installments, with the monthly installments comprising 80% of the DDT Loan and a final payment of the remaining 20% of the outstanding principal balance due at maturity, unless earlier prepaid. The DDT Loans will bear interest at a rate equal to the applicable Term Secured Overnight Financing Rate (“SOFR”) Rate as of each Delayed Draw Funding Date (each as defined in the 2023 Term Loan Credit Agreement) plus 5.95% per annum. All monthly installments with respect to the Initial Term Loan and the DDT Loans payable on or prior to January 1, 2025 will be interest only. Interest expense associated with the debt was $4.2 million and $12.8 million for the three and nine months ended September 30, 2024, respectively, and $2.9 million for both the three and nine months ended September 30, 2023. The interest expense associated with the discount and deferred financing costs was $0.4 million and $1.0 million for the three and nine months ended September 30, 2024, respectively, and $0.2 million for both the three and nine months ended September 30, 2023.

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

Proceeds from the 2023 Term Loan Credit Facility were used to repay outstanding indebtedness under our previous credit facility extended pursuant to the Credit Agreement, dated October 20, 2021, between Atlas LLC, as borrower, and Stonebriar, as lender, as amended (collectively, the “2021 Term Loan Credit Facility”). Proceeds were also used to repay obligations outstanding under certain equipment lease arrangements with Stonebriar and for general corporate purposes. As of September 30, 2024, Atlas LLC was in compliance with the covenants of the 2023 Term Loan Credit Facility.

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

First Amendment to the 2023 Term Loan Credit Agreement

On February 26, 2024, the Company, Atlas LLC and certain other subsidiaries of the Company entered into the Term Loan Amendment.

The Term Loan Amendment provided the ADDT Loan in the aggregate principal amount of $150.0 million with interest (computed on the basis of a 365-day year for the actual number of days elapsed) on the unpaid principal amount thereof from and including the date of the amendment until paid in full at the rate per annum equal to 10.86%. The ADDT Loan is payable in 76 consecutive monthly installments of combined principal and interest each in the amount of $2.7 million commencing April 1, 2024 and continuing up to and including August 1, 2030. There was interest expense of $3.8 million and $9.2 million for the three and nine months ended September 30, 2024, respectively.

The ADDT Loan included $1.5 million of debt discount and $0.5 million in deferred financing costs. The discount and deferred financing costs are a direct reduction from the carrying amount of the debt obligation on the Company’s condensed consolidated balance sheets and are amortized to interest expense using the effective interest method. Interest expense associated with the discount and deferred financing costs were $0.1 million and $0.3 million in total for the three and nine months ended September 30, 2024, respectively.

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

Atlas LLC may also request swingline loans under the 2023 ABL Credit Agreement in an aggregate principal amount not to exceed $7.5 million. During the nine months ended September 30, 2024 and the year ended December 31, 2023, Atlas LLC had no outstanding swingline loans under the 2023 ABL Credit Facility.

Borrowings under the 2023 ABL Credit Facility bear interest, at Atlas LLC’s option, at either a base rate or Term SOFR (as defined in the 2023 ABL Credit Agreement), as applicable, plus an applicable margin based on average availability as set forth in the 2023 ABL Credit Agreement. Term SOFR loans bear interest at Term SOFR for the applicable interest period plus an applicable margin, which ranges from 1.50% to 2.00% per annum based on average availability as set forth in the 2023 ABL Credit Agreement. Base rate loans bear interest at the applicable base rate, plus an applicable margin, which ranges from 0.50% to 1.00% per annum based on average availability as set forth in the 2023 ABL Credit Agreement. In addition to paying interest on outstanding principal under the 2023 ABL Credit Facility, Atlas LLC is required to pay a commitment fee which ranges from 0.375% per annum to 0.500% per annum with respect to the unutilized commitments under the 2023 ABL Credit Facility, based on the average utilization of the 2023 ABL Credit Facility. Atlas LLC is also required to pay customary letter of credit fees, to the extent that one or more letter of credit is outstanding. For the three and nine months ended September 30, 2024, we recognized $0.1 million and $0.4 million, respectively, of interest expense, unutilized commitment fees and other fees under the 2023 ABL Credit Facility, classified as interest expense. For the three and nine months ended September 30, 2023, we recognized $0.1 million and $0.2 million of interest expense, respectively.

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

On March 5, 2024, the Company drew down $50.0 million under the 2023 ABL Credit Facility for general corporate purposes. There was interest expense of $0.9 million and $2.0 million for the three and nine months ended September 30, 2024, respectively. The draw included $0.3 million in debt issuance costs and $0.3 million in deferred financing costs. These costs are recorded under other long-term assets on the condensed consolidated balance sheets and are amortized on a straight-line basis over the life of the agreement. Interest expense associated with the amortization of these costs was $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively.

As of September 30, 2024, Atlas LLC had $50.0 million in outstanding borrowings and $0.2 million in outstanding letters of credit under the 2023 ABL Credit Facility.

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

The 2023 ABL Credit Facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of September 30, 2024, the Company was in compliance with the covenants under the 2023 ABL Credit Facility.

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

Other Indebtedness

The Company has other indebtedness of $4.7 million of equipment finance notes as of September 30, 2024. There was de minimis interest expense for the three and nine months ended September 30, 2024. These equipment finance notes have terms ending in November 2024 through August 2026 and interest rates ranging from 1.99% to 8.45%.

Critical Accounting Policies and Estimates

As of September 30, 2024, there have been no material changes to our critical accounting policies and related estimates previously disclosed in our Annual Report, except in connection with the recently completed Hi-Crush Transaction (described below under “Business Combination” and “Valuation of Goodwill and Acquired Intangible Assets.”) Refer to the accounting policies discussed in the notes to our Financial Statements under Note 2 - Summary of Significant Accounting Policies.

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

Business Combinations

We allocate the purchase price of any business we acquire to the identifiable assets acquired and liabilities assumed based on their estimated fair values. Any excess purchase price over the fair value of the net identifiable assets acquired is recorded as goodwill. We use all available information to estimate fair values, including quoted market prices, the carrying value of acquired assets and assumed liabilities and valuation techniques such as discounted cash flows, relief-from-royalty method, with or without method, or multi-period excess earnings method. We engage third-party appraisal firms to assist in the fair value determination of identifiable long-lived assets, identifiable intangible assets, as well as any contingent consideration that provides for additional consideration to be paid to the seller if certain future conditions are met. These estimates are reviewed during the 12-month measurement period and adjusted as soon as the necessary information becomes available but no later than one year from the acquisition date. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our financial condition or results of operations. The purchase price in the Hi-Crush Transaction includes a holdback, which is measured at fair value. The holdback is subject to increases or reductions based on changes in the estimated net working capital amounts compared to the final settlement of the net working capital and other customary purchase price adjustments. The holdback amount is based on management's best estimate as of September 30, 2024 and may be subject to further adjustments. This amount is recorded in other current liabilities on our condensed consolidated balance sheets. For further discussion on our recently completed acquisition of Hi-Crush, see Note 3 - Hi-Crush Transaction, to the accompanying Financial Statements.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

As disclosed in Note 3 - Hi Crush Transaction in the notes to the accompanying Financial Statements, we acquired Hi-Crush and certain of its wholly-owned subsidiaries on March 5, 2024, and its total revenues constituted approximately 53% and 47% of total revenues as shown on our Financial Statements for the three and nine months ended September 30, 2024, respectively. The total assets of Hi-Crush acquired in the Hi-Crush Transaction constituted approximately 31% of total assets as shown on our Financial Statements as of September 30, 2024. We excluded Hi-Crush’s disclosure controls and procedures that are subsumed by its internal control over financial reporting from the scope of management's assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the guidance issued by the Staff of the SEC that an assessment of a recently acquired business’s internal controls may be omitted from management's assessment of internal control over financial reporting for one year following the acquisition. As part of the Company’s ongoing integration activities, the Company’s financial reporting controls and procedures are in the process of being implemented with respect to the acquired operations. Atlas and Hi-Crush used separate accounting systems through September 30, 2024. The Financial Statements presented in this Report were prepared using information obtained from these separate accounting systems.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On July 2, 2024, Patrick Ayers, a purported shareholder (the Plaintiff), filed a derivative and class action complaint in the Delaware Court of Chancery against certain current and former directors of the Company and certain of the Company’s affiliates. The complaint asserts claims of breach of fiduciary duty related to the corporate reorganization that changed the Company’s Up-C structure to a customary C corporation. The complaint seeks unspecified damages from the defendants for the plaintiff individually and on behalf of the Company and other former Class A common stockholders as well as an award of attorneys’ fees and costs. We dispute these allegations and intend to vigorously defend against these claims.

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

Item 5. Other Information.

During the fiscal quarter ended September 30, 2024, none of our officers or directors (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

ATLAS ENERGY SOLUTIONS INC.

Date: October 29, 2024	By:	/s/ John Turner
John Turner
President and Chief Executive Officer

	By:	/s/ Blake McCarthy
Blake McCarthy
Chief Financial Officer