Form 10-Q
period 2025-03-31
Atlas Energy Solutions Inc.
filed 2025-05-06
CIK 1984060

AESI

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 1, 2025, the registrant had 123,621,233 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Atlas Energy Solutions Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$68,674	$71,704
Accounts receivable, net	244,735	165,967
Inventories	14,484	17,302
Spare part inventories, net	36,730	23,248
Prepaid expenses and other current assets	11,751	11,197
Total current assets	376,374	289,418
Property, plant and equipment, net	1,552,680	1,486,246
Operating lease right-of-use assets	15,563	13,632
Finance lease right-of-use assets	5,722	5,034
Goodwill	136,290	68,999
Intangible assets, net	203,666	105,867
Other long-term assets	4,485	3,456
Total assets	$2,294,780	$1,972,652
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$115,457	$119,018
Accounts payable - related parties	66	226
Accrued liabilities	66,137	60,294
Current portion of long-term debt	33,656	43,736
Current portion of operating lease liabilities	4,205	6,622
Current portion of finance lease liabilities	3,132	2,811
Current portion of deferred revenue	6,660	7,755
Other current liabilities	2,709	2,603
Total current liabilities	232,022	243,065
Long-term debt, net of discount and deferred financing costs	493,531	466,989
Deferred tax liabilities	243,845	206,872
Operating lease liabilities	11,765	7,454
Finance lease liabilities	2,839	2,483
Asset retirement obligation	7,218	7,040
Other long-term liabilities	2,489	2,193
Total liabilities	993,709	936,096
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; 500,000,000 authorized; no shares issued and outstanding as of March 31, 2025 and December 31, 2024.	—	—
Common Stock, $0.01 par value, 1,500,000,000 shares authorized, 123,621,233 shares and 110,217,322 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	1,236	1,102
Additional paid-in-capital	1,299,835	1,035,454
Retained earnings	—	—
Total stockholders’ equity	1,301,071	1,036,556
Total liabilities and stockholders’ equity	$2,294,780	$1,972,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atlas Energy Solutions Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Product revenue	$139,645	$113,432
Service revenue	150,609	79,235
Rental revenue	7,337	—
Total revenue	297,591	192,667
Cost of sales (excluding depreciation, depletion and accretion expense)	206,063	106,746
Depreciation, depletion and accretion expense	37,000	17,175
Gross profit	54,528	68,746
Selling, general and administrative expense (including stock-based compensation expense of $6,518 and $4,206, respectively)	34,412	28,008
Amortization expense of acquired intangible assets	4,785	1,061
Operating income	15,331	39,677
Interest (expense), net	(12,078)	(4,978)
Other income, net	259	23
Income before income taxes	3,512	34,722
Income tax expense	2,293	7,935
Net income	$1,219	$26,787

Net income per common share
Basic	$0.01	$0.26
Diluted	$0.01	$0.26
Weighted average common shares outstanding
Basic	118,245	102,931
Diluted	119,747	103,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atlas Energy Solutions Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock		Additional	Retained Earnings	Stockholders’
	Shares	Value	Paid-In-Capital	(Accumulated Deficit)	Equity
Balance at December 31, 2024	110,217	$1,102	$1,035,454	$—	$1,036,556
Net Income	—	—	—	1,219	1,219
Dividends	—	—	(29,216)	(1,219)	(30,435)
Dividend equivalent rights	—	—	(649)	—	(649)
Stock-based compensation	—	—	6,518	—	6,518
Issuance of Common Stock upon vesting of RSUs, net of shares withheld for income taxes	176	2	(595)	—	(593)
Issuance of Common Stock from equity offering, net of issuance costs	11,500	115	252,955	—	253,070
Equity issued in connection with Moser Acquisition	1,728	17	35,368	—	35,385
Balance at March 31, 2025	123,621	$1,236	$1,299,835	$—	$1,301,071

	Common Stock		Additional	Retained Earnings	Stockholders’
	Shares	Value	Paid-In-Capital	(Accumulated Deficit)	Equity
Balance at December 31, 2023	100,026	$1,000	$908,079	$(41,255)	$867,824
Net Income	—	—	—	26,787	26,787
Dividends	—	—	(21,005)	—	(21,005)
Dividend equivalent rights	—	—	(464)	—	(464)
Stock-based compensation	—	—	4,206	—	4,206
Issuance of Common Stock upon vesting of RSUs, net of shares withheld for income taxes	113	1	(1)	—	—
Equity issued in connection with Hi-Crush Transaction	9,711	97	188,985	—	189,082
Balance at March 31, 2024	109,850	$1,098	$1,079,800	$(14,468)	$1,066,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atlas Energy Solutions Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net income	$1,219	$26,787
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and accretion expense	38,264	18,007
Amortization expense of acquired intangible assets	4,785	1,061
Amortization of debt discount	1,109	407
Amortization of deferred financing costs	106	78
Stock-based compensation	6,518	4,206
Deferred income tax	1,379	7,521
Other	(122)	(5)
Changes in operating assets and liabilities:
Accounts receivable	(71,587)	(18,195)
Inventories	2,818	(3,230)
Spare part inventories	(2,204)	(2,467)
Prepaid expenses and other current assets	5	(63)
Other long-term assets	(997)	(770)
Accounts payable	9,210	3,627
Accounts payable - related parties	(160)	(41)
Deferred revenue	(2,018)	(558)
Accrued liabilities and other liabilities	4,225	3,197
Net cash provided by (used in) operating activities	(7,450)	39,562
Investing activities:
Purchases of property, plant and equipment	(52,389)	(95,486)
Acquisition, net of cash acquired	(181,511)	(142,233)
Proceeds from insurance recovery	5,398	—
Net cash used in investing activities	(228,502)	(237,719)
Financing Activities:
Proceeds from equity offering, net of issuance costs	253,070	—
Proceeds from term loan borrowings	188,805	148,500
Principal payments on term loan borrowings	(4,725)	(1,381)
Payment on ABL credit facility	(70,000)	—
Payment on Deferred Cash Consideration Note	(101,252)	—
Payments under finance leases	(959)	(65)
Repayment of equipment finance notes	(841)	(216)
Dividends	(30,435)	(21,005)
Taxes withheld on vesting RSUs	(595)	—
Issuance costs associated with debt financing	(146)	(730)
Proceeds from ABL credit facility	—	50,000
Net cash provided by financing activities	232,922	175,103
Net decrease in cash and cash equivalents	(3,030)	(23,054)
Cash and cash equivalents, beginning of period	71,704	210,174
Cash and cash equivalents, end of period	$68,674	$187,120
Supplemental cash flow information
Cash paid during the period for:
Interest	$11,894	$6,134
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment in accounts payable and accrued liabilities	$20,370	$41,457
Acquisition consideration, equity issuance	$35,385	$189,082
Equipment assets acquired through debt	$3,374	$—
Hi-Crush acquisition consideration, Deferred Cash Consideration Note	$—	$109,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atlas Energy Solutions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Business and Organization

Atlas Energy Solutions Inc., a Delaware corporation (f/k/a New Atlas HoldCo. Inc.) (“New Atlas” and together with its subsidiaries “we,” “us,” “our,” or the “Company”), was formed on June 28, 2023, pursuant to the laws of the State of Delaware, and is the successor to AESI Holdings Inc. (f/k/a Atlas Energy Solutions Inc.), a Delaware corporation (“Old Atlas”). New Atlas is a holding company and the ultimate parent company of Atlas Sand Company, LLC (“Atlas LLC”), a Delaware limited liability company formed on April 20, 2017. The Company has two segments, the sand and logistics segment and the power segment.

Sand and Logistics

The Company is a producer of high-quality, locally sourced 100 mesh and 40/70 sand used as a proppant during the well completion process. Proppant is necessary to facilitate the recovery of hydrocarbons from oil and natural gas wells. One hundred percent of Atlas LLC’s sand reserves are located in Texas within the Permian Basin and operations consist of proppant production and processing facilities, including four facilities near Kermit, Texas (together, the “Kermit facilities”), a fifth facility near Monahans, Texas (the “Monahans facility”), and the OnCore distributed mining network. We sell products and services primarily to oil and natural gas exploration and production companies and oilfield services companies primarily under supply agreements and also through spot sales on the open market. We operate a differentiated logistics platform that is designed to increase the efficiency, safety and sustainability of the oil and natural gas industry within the Permian Basin. This includes our fleet of fit-for-purpose trucks, trailers, and the Dune Express, an overland conveyor infrastructure solution.

Power

We provide distributed power solutions through a fleet of more than 950 natural gas-powered reciprocating generators, with approximately 225 megawatts of existing power generation, primarily supporting production and artificial lift operations across all major United States resource basins.

Moser Acquisition

On February 24, 2025 (“Moser Closing Date”), the Company completed the acquisition of (i) 100% of the authorized, issued and outstanding equity ownership interests in Moser Acquisition, Inc., a Delaware corporation (“Moser AcquisitionCo”), and (ii) Moser Engine Service, Inc. (d/b/a Moser Energy Systems), a Wyoming corporation and a wholly-owned subsidiary of Moser AcquisitionCo (such transaction, the “Moser Acquisition”), collectively referred to as “Moser,” in exchange for mixed consideration totaling $222.9 million, subject to customary post-closing adjustments, pursuant to that certain Stock Purchase Agreement (the “Moser Purchase Agreement”) by and among Wyatt Holdings, LLC, a Delaware limited liability company and an indirectly wholly-owned subsidiary of the Company (the “Purchaser”), Moser Holdings, LLC, a Delaware limited liability company (the “Seller”), and for the limited purposes set forth therein, the Company (together with the Purchaser and the Seller, the “Parties”). Refer to Note 3 - Acquisitions for further discussion.

The foregoing description of the Moser Acquisition and the Moser Purchase Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Moser Purchase Agreement, a copy of which is filed as Exhibit 2.1 to this Quarterly Report on Form 10-Q (this “Report”).

Hi-Crush Transaction

On March 5, 2024 (“Hi-Crush Closing Date”), the Company completed the acquisition of the Permian Basin proppant production and logistics businesses and operations of Hi-Crush Inc., a Delaware corporation (“Hi-Crush”), in exchange for mixed consideration totaling $456.1 million, subject to customary post-closing adjustments (the “Hi-Crush Transaction”), pursuant to that certain Agreement and Plan of Merger, dated February 26, 2024 (the “Hi-Crush Merger Agreement”), by and among the Company, Atlas LLC, Wyatt Merger Sub 1 Inc., a Delaware corporation and direct, wholly-owned subsidiary of Atlas LLC, Wyatt Merger Sub 2, LLC, a Delaware limited liability company and direct, wholly-owned subsidiary of Atlas LLC, Hi-Crush, each stockholder of Hi-Crush as of immediately prior to the effective time of the mergers pursuant to the Hi-Crush Merger Agreement (each a “Hi-Crush Stockholder” and, collectively, the “Hi-Crush Stockholders”), Clearlake Capital Partners V Finance, L.P., solely in its capacity as the Hi-Crush Stockholders’ representative and HC Minerals Inc., a Delaware corporation (collectively, the “Parties”). Refer to Note 3 - Acquisitions for further discussion.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”). All adjustments necessary for a fair presentation of the Financial Statements have been included. Such adjustments are of a normal, recurring nature. These Financial Statements include the accounts of New Atlas, Old Atlas, Atlas Sand Operating, LLC, a Delaware limited liability company (“Atlas Operating”), Atlas LLC, and Atlas LLC’s wholly-owned subsidiaries: Atlas Sand Employee Company, LLC; Atlas OLC Employee Company, LLC; Atlas Construction Employee Company, LLC; Atlas Sand Employee Holding Company, LLC; Fountainhead Logistics Employee Company, LLC; Atlas Sand Construction, LLC; OLC Kermit, LLC; OLC Monahans, LLC; Fountainhead Logistics, LLC; Fountainhead Transportation Services, LLC; and Fountainhead Equipment Leasing, LLC.

The Company acquired Moser on February 24, 2025. These Financial Statements include the accounts of Moser AcquisitionCo and Moser Engine Service, Inc. (d/b/a Moser Energy Systems).

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

The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other period. The Financial Statements and these notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Consolidation

The Financial Statements include the accounts of the Company and controlled subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates

The preparation of the Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used in the preparation of these Financial Statements include, but are not limited to: the proppant reserves and their impact on calculating the depletion expense under the units-of-production method; the depreciation and amortization associated with property, plant and equipment; stock-based compensation; asset retirement obligations; business combinations; valuation of goodwill and acquired intangible assets; and certain liabilities. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Business Combination

Business combinations are accounted for using the acquisition method of accounting in accordance with the Accounting Standards Codification (“ASC”) 805, “Business Combinations.” The purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. Fair value of the acquired assets and liabilities is measured in accordance with the guidance of ASC 820, “Fair Value Measurement.” Any excess purchase price over the fair value of the net identifiable assets acquired is recorded as goodwill. Any acquisition-related costs incurred by the Company are expensed as incurred. Operating results of an acquired business are included in the Company’s results of operations from the date of acquisition. We use all available information to estimate fair values, including quoted market prices, the carrying value of acquired assets and assumed liabilities and valuation techniques such as discounted cash flows, relief-from-royalty (“RFR”) method, with or without method, multi-period excess earnings method (“MPEEM”), or cost to recreate method. We engage third-party appraisal firms to assist in the fair value determination of identifiable long-lived assets, identifiable intangible assets, as well as any contingent consideration that provides for additional consideration to be paid to the seller if certain future conditions are met. These estimates are reviewed during the 12-month measurement period and adjusted as soon as the necessary information becomes available but no later than one year from the acquisition date. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our financial condition or results of operations.

Since the closing date of the acquisitions, the acquired companies have adopted all of the Company’s accounting policies.

Cash and Cash Equivalents

Cash and cash equivalents consist of all highly-liquid investments that are readily convertible into cash and have original maturities of three months or less when purchased. As of March 31, 2025, we have deposits of $39.9 million in an Insured Cash Sweep (“ICS”) Deposit Placement Agreement within IntraFi Network LLC facilitated by our bank. The ICS program provides the Company with access to Federal Deposit Insurance Corporation (“FDIC”) insurance for our total cash held within the ICS. We place our remaining cash deposits with high-credit-quality financial institutions. At times, a portion of our cash may be uninsured or in deposit accounts that exceed or are not covered under the FDIC limit.

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

We are exposed to credit losses primarily through sales of products, services, and rentals. We analyze accounts receivable on an individual customer and overall basis through review of historical collection experience and current aging status of our customer accounts. We also consider the financial condition and economic environment of our customers in evaluating the need for an allowance. As of March 31, 2025 and December 31, 2024, we had $0.5 million and $0.3 million in allowance for credit losses, respectively. Allowance for credit losses is included in accounts receivable on the condensed consolidated balance sheets. For the three months ended March 31, 2025, we did not recognize bad debt expense and for the three months ended March 31, 2024, we recognized de minimis bad debt expense.

As of March 31, 2025, two customers represented 22.5% and 11.7% of the Company’s outstanding accounts receivable trade balance. As of December 31, 2024, two customers represented 22.2% and 11.2% of the Company’s outstanding accounts receivable trade balance.

Goodwill and Acquired Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill is not amortized, but is reviewed for impairment annually or more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable. Judgments regarding indicators of potential impairment are based on market conditions and operational performance of our business. We may assess our goodwill for impairment initially using a qualitative approach to determine whether conditions exist that indicate it is more likely than not that the carrying value is greater than its fair value, and if such conditions are identified, then a quantitative analysis will be performed to determine if there is any impairment. The fair value is determined using significant unobservable inputs, or Level 3 in the fair value hierarchy. These inputs are based on internal management estimates, forecasts, and significant judgment. If the carrying amount exceeds the fair value, an impairment loss is recognized in the current period in an amount equal to the excess.

The Company amortizes the cost of definite-lived intangible assets on a straight-line basis over their estimated useful lives of 3 to 10 years. These assets are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the definite-lived intangible assets may not be recoverable.

Other Intangible Assets

Other intangible assets consist of internal-use software. The Company applies the provisions of ASC 350, “Intangibles-Goodwill and Other.” Costs associated with the acquisition of an internal-use software are capitalized when incurred and amortized over the estimated useful life of the license or application, which is generally 1 to 5 years. As of March 31, 2025 and December 31, 2024, the balance of other intangible assets was $3.3 million and $3.1 million, respectively.

Amortization associated with the other intangibles was $0.2 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively. The amortization expense is recorded in depreciation, depletion and accretion expense in the condensed consolidated statements of operations and condensed consolidated statements of cash flows.

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

Costs of improvements and remanufacturing of power equipment that extend economic life or improve service potential are capitalized and depreciated over the remaining useful life of the asset, with routine repairs and maintenance expensed as incurred.

Fixed assets are carried at historical cost. Fixed assets, other than plant facilities associated with productive, depletable properties, are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Plant facilities and equipment	1 – 40 years
Furniture and office equipment	3 – 15 years
Computer and network equipment	3 – 7 years
Buildings and leasehold improvements	5 – 40 years
Logistics equipment (1)	2 – 40 years
Power equipment	1 – 15 years

(1) Logistics equipment consists of our fleet of fit-for-purpose trucks and trailers and the Dune Express.

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

The estimated liability is based on third-party estimates of costs to abandon, including estimated economic lives and external estimates as to the cost to bring the land to a state required by the lease agreements. The Company utilized a discounted rate reflecting management’s best estimate of the credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in the estimated costs, changes in the economic life or if federal or state regulators enact new requirements regarding the abandonment. Accretion expense was $0.2 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively. Accretion is recorded on the condensed consolidated statement of operations in depreciation, depletion and accretion expense. The current portion of the asset retirement obligation, $0.3 million, is recorded within other current liabilities and the long-term portion, $7.2 million, is recorded within asset retirement obligations on the Company’s condensed consolidated balance sheets.

Changes in the asset retirement obligations are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Beginning Balance	$7,817	$2,705
Additions to liabilities	—	4,231
Accretion expense	189	91
Settlements	(428)	—
Payments	(55)	—
Ending Balance	$7,523	$7,027

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

As of the dates indicated, our debt consisted of the following (in thousands):

	At March 31, 2025		At December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial liabilities
Outstanding principal amount of the 2025 Term Loan Credit Facility	$512,772	$565,596	$—	$—	Level 2 – Market Approach
Outstanding principal amount of the of the Deferred Cash Consideration Note	$7,825	$10,135	$108,519	$110,598	Level 2 – Market Approach
Outstanding amount of the other indebtedness	$6,590	$6,590	$4,058	$4,058	Level 1 – Quoted Prices
Outstanding principal amount of the Initial Term Loan under the 2023 Term Loan Credit Facility	$—	$—	$174,141	$193,523	Level 2 – Market Approach
Outstanding principal amount of the ADDT Loan	$—	$—	$134,013	$149,266	Level 2 – Market Approach
Outstanding principal amount of the DDT Loan under the 2023 Term Loan Credit Facility	$—	$—	$19,994	$22,145	Level 2 – Market Approach
Outstanding principal amount of the 2023 ABL Credit Facility	$—	$—	$70,000	$70,000	Level 1 – Quoted Prices
•
Our 2025 Term Loan Credit Facility (defined in Note 8 - Debt) with Stonebriar Commercial Finance LLC (“Stonebriar”), pursuant to which Stonebriar extended a $540.0 million single advance term loan, bears interest at a rate equal to 9.51% per annum. The loan is payable in eighty-five consecutive monthly installments, consisting of forty-eight monthly installments of combined principal and interest, thirty-six installments of interest only payments, and a final payment of the remaining outstanding principal balance at maturity. As of March 31, 2025, the fair value of debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments. These inputs are not quoted prices in active markets, but they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs.
•
The Deferred Cash Consideration Note (defined in Note 8- Debt) entered into in connection with the Hi-Crush Transaction was recorded at fair value as of the acquisition date. As of March 31, 2025 and December 31, 2024, the fair value of debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments. These inputs are not quoted prices in active markets, but they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs.
•
We believe the fair value of our other indebtedness approximates the carrying value. This balance is comprised of equipment financing agreements. We considered the rates entered into for 2025 equipment financing agreements for the same equipment. Therefore we have classified this debt as Level 1 of the fair value hierarchy.
•
Our Initial Term Loan under the 2023 Term Loan Credit Facility (defined in Note 8 - Debt) with Stonebriar, pursuant to which Stonebriar extended a $180.0 million single advance seven-year term loan credit facility bears interest at a fixed rate of 9.50%, where its fair value will fluctuate based on changes in interest rates and credit quality. As of December 31, 2024, the fair value of debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments. These inputs are not quoted prices in active markets, but they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs.
•
Our ADDT Loan (defined in Note 8 - Debt) with Stonebriar in the aggregate principal amount of $150.0 million, payable in 76 consecutive monthly installments, bears interest at a fixed rate of 10.86%, where its fair value will fluctuate based on changes in interest rates and credit quality. As of December 31, 2024, the fair value of debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments. These inputs are not quoted prices in active markets, but they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs.

•
Our DDT Loan under the 2023 Term Loan Credit Facility (defined in Note 8 - Debt) with Stonebriar in the aggregate principal amount of $20.0 million, payable in 69 consecutive monthly installments, bears interest at a fixed rate of 10.58%, where its fair value will fluctuate based on changes in interest rates and credit quality. As of December 31, 2024, the fair value of debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments. These inputs are not quoted prices in active markets, but they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs.
•
As of December 31, 2024, the carrying amount of the Company’s 2023 ABL Credit Facility (defined in Note 8- Debt) approximated fair value as it bears interest at variable rates over the term of the loan. Therefore, we have classified this debt as Level 1 of the fair value hierarchy.

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

The Company is a lessor as we lease certain power equipment to customers through operating leases. These agreements are short term in nature and have monthly terms with no renewal options that are reasonably certain to exercise, or early termination options based on established terms specific to the individual agreement.

Under Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), the Company elected the package of practical expedients permitted under the transition guidance within the new standard, including the option to carry forward the historical lease classifications and assessment of initial direct costs, account for lease and non-lease components as a single lease, and to not include leases with an initial term of less than 12 months in the lease assets and liabilities.

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

The Company generates rental revenue from the power equipment leases, which include maintenance, parts and service, in the period earned on a straight-line basis, over the term of the contract, regardless of the timing of the billing to customers.

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

Certain of the Company’s contracts contain shortfall provisions that calculate agreed upon fees that are billed when the customer does not meet the minimum purchases over a period of time defined in each contract and when collectability is reasonably certain. As the Company does not have the ability to predict customers’ orders over the period, there are constraints around the ability to recognize the variability in consideration related to this condition. The Company recognized shortfall provision revenue of $12.4 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively, which was recorded in product revenue in the condensed consolidated statements of operations.

The Company’s revenue was generated in Texas, New Mexico, Ohio, West Virginia, Utah, Colorado, Wyoming, and North Dakota for the three months ended March 31, 2025. For the three months ended March 31, 2024, the Company’s revenue was generated in Texas, New Mexico, Ohio, and Oklahoma. Revenue is disaggregated by product, service, and rental revenue, no further disaggregation of revenue information is provided.

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

Deferred Revenues

The Company occasionally receives prepayments from customers for future deliveries of product or contributions in aid of construction. Amounts received from customers in advance of product deliveries are recorded as contract liabilities referred to as deferred revenues and are recognized as revenue upon delivery of the product. Certain prepayments are secured by collateral interest in certain property, plant and equipment. The Company recognized revenue of $2.3 million and $0.6 million from deferred revenue for the three months ended March 31, 2025 and 2024, respectively.

Changes in the deferred revenues balance are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Beginning Balance	$7,755	$—
Customer prepayment acquired in acquisitions	923	13,248
Consideration received and deferred	268	—
Revenue recognized	(2,286)	(558)
Ending Balance	$6,660	$12,690

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

We account for forfeitures as they occur and reverse any previously recognized stock-based compensation expense for the unvested portion of the awards that were forfeited. The number of forfeited shares will be available for purposes of awards under the Company’s Long Term Incentive Plan (the “LTIP”). Stock-based compensation expense is recognized as selling, general and administrative expense on the Company’s condensed consolidated statements of operations.

Income Taxes

The Company, under ASC 740–Income Taxes (“ASC 740”), computes its quarterly taxes using an estimated annual effective tax rate which is applied to year-to-date pre-tax book net income, except for discrete items. Income taxes associated with discrete items are computed and recorded in the period that the specific transaction occurs.

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

As of March 31, 2025 and December 31, 2024, the Company did not have any liabilities for uncertain tax positions or gross unrecognized tax benefits. Our income tax returns from 2021, 2022 and 2023 are subject to examinations by U.S. federal, state or local tax authorities. The Company cannot predict or provide assurance as to the ultimate outcome of any existing or future examinations.

Recently Issued Accounting Pronouncements

Segments- In November 2023, the Financial Accounting Standard Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The ASU is effective for fiscal years beginning after December 15, 2023 on a retrospective basis, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07, for a further discussion refer to Note 15- Business Segments.

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

Income Taxes- In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions and applies to all entities subject to income taxes. The new standard is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact on the Financial Statements and related disclosures.

Note 3 – Acquisitions

Moser Acquisition

On February 24, 2025, the Company completed the Moser Acquisition and acquired 100% of Moser AcquisitionCo’s ownership interest and its wholly-owned subsidiary, Moser Engine Service, Inc. (d/b/a Moser Energy Systems). The Moser Acquisition expanded current operations into distributed power end markets.

The acquisition-date fair value of the consideration was comprised of the following (in thousands):

February 24, 2025
Cash to sellers at close (1)	$187,535
Stock consideration (2)	35,385
Total	$222,920

(1) Includes payment of debt and transaction costs paid on behalf of the Seller.

(2) Stock consideration is measured at fair value as of the Moser Closing Date (the “Moser Stock Consideration”) by taking the product of (a) the 1,727,764 closing shares (as defined in the Moser Purchase Agreement) and (b) the low price per share of $20.48 on February 24, 2025, which is in line with ASC 820, “Fair Value Measurement” and company policy as an accounting policy election under ASC 235, “Notes to Financial Statements.”

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

The following table summarizes the preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed (in thousands):

Fair Value
February 24, 2025
Cash and cash equivalents	$6,024
Accounts receivable	12,579
Spare parts inventories	11,278
Prepaid expenses and other current assets	559
Property, plant and equipment	65,303
Intangible assets	102,400
Operating lease right-of-use assets	5,423
Finance lease right-of-use assets	1,414
Accounts payable	(3,618)
Accrued liabilities	(2,375)
Current portion of operating lease liabilities	(1,239)
Current portion of finance lease liabilities	(561)
Current portion of deferred revenue	(923)
Other current liabilities	(4)
Deferred tax liabilities	(35,594)
Operating lease liabilities	(4,184)
Finance lease liabilities	(853)
Goodwill	67,291
Net Assets Acquired	$222,920

The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. The above fair values of assets acquired and liabilities assumed are preliminary and are based on the information that was available as of the reporting date. The Company retained an independent appraiser to determine the fair value of assets acquired and liabilities assumed. In accordance with the acquisition method of accounting, the purchase price of Moser has been allocated to the acquired assets and assumed liabilities based on their preliminary estimated acquisition date fair values. The fair value estimates were based on income, market, and cost valuation methods. These fair values were based on inputs that are not observable in the market and thus represent Level 3 inputs. Several significant assumptions and estimates were involved in the application of these valuation methods, including discount rates, future expected cash flows and other future events that are based on the Company’s best judgment from the information available. The excess of the total consideration over the estimated fair value of the amounts initially assigned to the identifiable assets acquired and liabilities assumed has been recorded as goodwill. The final determination of the fair value of certain assets and liabilities will be completed as soon as the necessary information becomes available but no later than one year from the acquisition date. The Company expects to continue to obtain information for the purpose of determining the fair value of the assets acquired and liabilities assumed on the acquisition date throughout the remainder of the measurement period.

The Company’s condensed consolidated statement of operations includes revenue of $7.3 million for the three months ended March 31, 2025, attributable to the acquired Moser operations. The Company’s condensed consolidated statement of operations includes direct operating expenses of $2.3 million for the three months ended March 31, 2025, attributable to the acquired Moser operations. Of the $67.3 million of goodwill recognized, a de minimis amount is considered non-deductible goodwill primarily attributable to the entry into the power segment along with economies of scale. The goodwill from the Moser Acquisition was assigned to the power segment.

The following transactions were recognized separately from the acquisition of assets and assumption of liabilities in the Moser Acquisition.

•
Transaction costs consisting of legal and professional fees. For the three months ended March 31, 2025, the Company incurred $6.9 million, which were expensed as incurred and presented in selling, general and administrative expenses in the condensed consolidated statements of operations.
•
In connection with the Moser Acquisition, the Company entered into the 2025 Term Loan Credit Facility (defined in Note 8 - Debt). See Note 8 – Debt for further information.

Identifiable Intangible Assets Acquired

The following table summarizes key information underlying identifiable intangible assets related to the Moser Acquisition:

	Useful Life (In years)	Fair Value (In thousands)
Customer relationships	10	$72,900
Trade name	10	6,600
Proprietary technology (generators)	10	17,800
Proprietary technology (military applications)	5	5,100
Total		$102,400

The preliminary estimate of the fair value of the identifiable intangible assets was determined primarily using the income approach and cost approach.

•
The income approach requires a forecast of all of the expected future cash flows through various methods. Customer relationships were valued using the MPEEM and trade name and proprietary technology (generators) were valued using the RFR method.
•
The cost approach reflects the amount that would be required currently to replace the service capacity of an asset (often referred to as current replacement cost). Proprietary technology (military applications) was valued using the cost to recreate method.

Pro Forma Financial Information

The following table summarizes, on an unaudited pro forma basis, the condensed combined results of operations of the Company for the three months ended March 31, 2025 and 2024, assuming the Moser Acquisition had occurred on January 1, 2024 (in thousands).

	Three Months Ended March 31,
	2025	2024
	(Unaudited)
Revenue	$308,530	$211,224
Net income	$7,602	$22,073

The foregoing unaudited pro forma results are for informational purposes only and are not necessarily indicative of the actual results of operations that might have occurred had the Moser Acquisition occurred on January 1, 2024, nor are they necessarily indicative of future results.

The unaudited pro forma information for all periods presented includes the following adjustments, where applicable, for business combination accounting effects resulting from the Moser Acquisition: (i) additional amortization expense related to finite-lived intangible assets acquired, (ii) additional interest expense related to financing for the acquisition, (iii) depreciation expense on property, plant and equipment, and (iv) the related tax effects assuming that the acquisition occurred on January 1, 2024. No assumptions have been applied to the pro forma results of operations regarding potential operating cost savings or other business synergies expected to be achieved.

The significant nonrecurring adjustments reflected in the unaudited pro-forma consolidated information above include the reclassification of the transaction costs to the earliest period presented.

Hi-Crush Transaction

On March 5, 2024, the Company completed the Hi-Crush Transaction and acquired 100% of Hi-Crush’s ownership interest and certain of its wholly-owned subsidiaries. The Hi-Crush Transaction expanded the Company’s position as a leading provider of proppant and proppant logistics in the Permian Basin to meet the needs of our large-scale customers in the Permian Basin.

There have been no adjustments to consideration since December 31, 2024. Refer to the table below for the acquisition-date fair value of the consideration as of March 5, 2024 and December 31, 2024 (in thousands):

	March 5, 2024	Adjustments	December 31, 2024
Cash to sellers at close	$140,146	$—	$140,146
Company Transaction Expenses (sellers’ transaction expenses) (1)	9,019	—	9,019
Stock consideration (2)	189,082	—	189,082
Deferred Cash Consideration Note (1)	109,253	(2,640)	106,613
Stockholders’ Representative Expense Fund (1)	50	—	50
Adjustment Holdback Amount (1) (3)	5,338	5,852	11,190
Total	$452,888	$3,212	$456,100

(1) Refer to the Hi-Crush Merger Agreement, a copy of which is included as Exhibit 2.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed with the SEC on May 8, 2024.

(2) Stock consideration is measured at fair value as of the Hi-Crush Closing Date by taking the product of (a) the closing shares of 9,711,432 as defined in the Hi-Crush Merger Agreement and (b) the low price per share of $19.47 on March 5, 2024, which is in line with ASC 820, “Fair Value Measurement” and company policy as an accounting policy election under ASC 235, “Notes to Financial Statements.”

(3) Represents a cash holdback, which was measured at fair value. The holdback was subject to changes from estimated to actual net working capital amounts and other customary purchase price adjustments. This amount was paid as of the year ended December 31, 2024.

The Company has applied the acquisition method of accounting in accordance with ASC 805, “Business Combinations,” and recognized assets acquired and liabilities assumed at their fair values as of the date of acquisition, with the excess purchase consideration recorded to goodwill. The fair value of acquired property and equipment were based on both available market data and a cost approach.

The following table summarizes the allocation of the purchase price to the fair value of assets acquired and liabilities assumed as of March 5, 2024, including adjustments through the measurement period. There were no adjustments since December 31, 2024. Refer to the table below (in thousands):

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

The Company retained an independent appraiser to determine the fair value of assets acquired and liabilities assumed. In accordance with the acquisition method of accounting, the purchase price of Hi-Crush has been allocated to the acquired assets and assumed liabilities based on their acquisition date fair values. The fair value estimates were based on income, market, and cost valuation methods. These fair values were based on inputs that are not observable in the market and thus represent Level 3 inputs. Several significant assumptions and estimates were involved in the application of these valuation methods, including discount rates, future expected cash flows and other future events that are based on the Company’s best judgment from the information available.

The excess of the total consideration over the estimated fair value of the amounts initially assigned to the identifiable assets acquired and liabilities assumed has been recorded as goodwill. Of the $69.0 million of goodwill recognized, $33.8 million is considered non-deductible goodwill primarily attributable to synergies and economies of scale expected from combining Hi-Crush’s Permian Basin proppant production and logistics operations with the Company’s operations. The goodwill from the Hi-Crush Transaction was assigned to the sand and logistics segment.

The fair value of the identifiable intangible assets was determined using the income approach, which requires a forecast of all of the expected future cash flows either through the with or without method or the RFR method. The fair value of the reserves were valued using the using the income approach through the MPEEM. Reserves are recorded in property, plant and equipment, net on the Company’s condensed consolidated balance sheets.

Note 4 – Goodwill and Acquired Intangible Assets

Goodwill

Changes in the carrying value of goodwill (in thousands):

Balance at December 31, 2024	$68,999
Moser Acquisition	67,291
Balance at March 31, 2025	$136,290

The Company has applied the acquisition method of accounting in accordance with ASC 805, “Business Combinations,” and recognized assets acquired and liabilities assumed from acquisitions at their fair value as of the date of acquisition, with the excess purchase consideration recorded to goodwill. As the Company finalizes the estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments to the amount of goodwill may be necessary, refer to Note 3 - Acquisitions for further discussion. Goodwill is not amortized, but is evaluated for impairment annually or more frequently when indicators of impairment exist.

Acquired Intangible Assets

The following table presents the detail of acquired intangible assets other than goodwill as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025			December 31, 2024
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Customer relationships	$173,126	$(11,552)	$161,574	$100,226	$(8,244)	$91,982
Trade names	21,450	(5,374)	16,076	14,850	(4,072)	10,778
Proprietary technology	22,900	(175)	22,725	—	—	—
Total	$217,476	$(17,101)	$200,375	$115,076	$(12,316)	$102,760

Amortization expense recognized during the three months ended March 31, 2025 and 2024, was $4.8 million and $1.1 million, respectively, and was recorded in amortization expense of acquired intangible assets on the condensed consolidated statements of operations. Amortization expense was previously recorded within selling, general and administrative expense in the Company's condensed consolidated statements of operations for the three months ended March 31, 2024 on our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed with the SEC on May 8, 2024.

Refer to Note 3 - Acquisitions for additional information over these acquired intangible assets.

Estimated future amortization expense is as follows (in thousands):

Remainder of 2025	$19,292
2026	25,723
2027	21,651
2028	20,773
2029	20,773
2030	20,008
Thereafter	72,155
Total	$200,375

Note 5 – Inventories

Inventories consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$2,477	$2,793
Work-in-process	7,280	7,641
Finished goods	4,727	6,868
Inventories	$14,484	$17,302

Note 6 – Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Plant facilities associated with productive, depletable properties	$309,859	$308,147
Plant equipment	811,082	770,738
Land	8,402	8,402
Furniture and office equipment	4,327	2,587
Computer and network equipment	2,084	2,047
Buildings and leasehold improvements	49,018	46,738
Power equipment	67,442	—
Logistics equipment	533,380	94,946
Construction in progress	35,853	485,515
Property, plant and equipment	1,821,447	1,719,120
Less: Accumulated depreciation and depletion	(268,767)	(232,874)
Property, plant and equipment, net	$1,552,680	$1,486,246

Depreciation expense recognized in depreciation, depletion and accretion expense was $33.2 million and $14.7 million for the three months ended March 31, 2025 and 2024, respectively.

Depletion expense recognized in depreciation, depletion and accretion expense was $3.4 million and $2.5 million for the three months ended March 31, 2025 and 2024, respectively.

Depreciation expense recognized in selling, general and administrative expense was $1.3 million and $0.8 million for the three months ended March 31, 2025 and 2024, respectively.

Impairment or Disposal of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” The Company did not recognize impairment of long-lived assets or loss on disposal of assets for the three months ended March 31, 2025 and 2024.

Note 7 – Leases

Lessor Arrangements

The Company leases power equipment to customers through operating leases. These agreements are short term in nature and have monthly terms with no renewal options that are reasonably certain to be exercised, or early termination options based on established terms specific to the individual agreement.

The following table presents the underlying gross assets and accumulated depreciation of power equipment leases included in property, plant and equipment, net (in thousands):

March 31, 2025
Gross assets	$41,619
Less: Accumulated depreciation	(472)
Net assets	$41,147

The Company did not have power equipment leases included in property, plant and equipment, net as of December 31, 2024.

Revenues from the leased power equipment for the three months ended March 31, 2025, was $7.3 million, which is presented as rental revenue on the condensed consolidated statements of operations. There was no rental revenue for the three months ended March 31, 2024.

The estimated future undiscounted cash flows from lessor revenue are not expected to be material as our lessor lease terms are monthly.

Lessee Arrangements

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

The components of lease cost were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Finance lease cost:
Amortization of right-of-use assets	$877	$305
Interest on lease liabilities	68	35
Operating lease cost	2,504	762
Variable lease cost	207	157
Short-term lease cost	19,687	11,706
Total lease cost	$23,343	$12,965

Supplemental cash flow and other information related to leases were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$2,542	$294
Operating cash outflows from finance leases	$68	$5
Financing cash outflows from finance leases	$959	$65
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$5,472	$7,311
Finance leases	$1,414	$10,868

Lease terms and discount rates as of March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term:
Operating leases	4.1 years	4.4 years
Finance leases	2.1 years	2.0 years
Weighted-average discount rate:
Operating leases	7.7%	5.7%
Finance leases	5.9%	5.6%

Future minimum lease commitments as of March 31, 2025 are as follows (in thousands):

	Finance	Operating
Remainder of 2025	$2,707	$6,134
2026	2,640	1,154
2027	924	2,813
2028	82	2,552
2029	—	2,594
Thereafter	—	5,421
Total lease payments	6,353	20,668
Less imputed interest	382	4,698
Total	$5,971	$15,970

On February 17, 2025, we entered into two master lease agreements between subsidiaries of the Company as lessees and On Your Six Capital LLC as the lessor in each case, to fund up to $65.0 million of purchases of transportation and logistics equipment. The progress rent for financing on any purchased equipment is based on the monthly equivalent lease rate factor to be determined at execution of each lease schedule.

As of March 31, 2025, we had $8.8 million of additional leases that have not yet commenced. Certain transportation and logistics leases discussed here are a component of the purchase commitments discussed in Note 9 - Commitments and Contingencies.

Note 8 – Debt

Debt consists of the following (in thousands):

	March 31, 2025	December 31, 2024
2025 Term Loan Credit Facility	$538,534	$—
Deferred Cash Consideration Note	10,000	111,252
Other indebtedness	6,590	4,058
Initial Term Loan under the 2023 Term Loan Credit Facility	—	180,000
ADDT Loan	—	135,617
DDT Loan under the 2023 Term Loan Credit Facility	—	20,000
2023 ABL Credit Facility	—	70,000
Less: Debt discount, net of accumulated amortization of $5,104 and $4,009, respectively	(27,122)	(9,380)
Less: Deferred financing fees, net of accumulated amortization of $305 and $255, respectively	(815)	(822)
Less: Current portion (a)	(33,656)	(43,736)
Long-term debt	$493,531	$466,989
(a) The current portion of long-term debt reflects payments based on the terms of the 2025 Term Loan Credit Facility, the Deferred Cash Consideration Note, and other indebtedness.

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

The 2025 Term Loan Credit Facility is payable in eighty-five consecutive monthly installments, consisting of forty-eight monthly installments of combined principal and interest, thirty-six installments of interest only payments, and a final payment of the remaining outstanding principal balance at maturity. The 2025 Term Loan Credit Facility has a final maturity date of March 1, 2032 (the “Maturity Date”). The 2025 Term Loan Credit Facility bears interest at a rate equal to 9.51% per annum.

The 2025 Term Loan Credit Facility includes a discount of $18.8 million and de minimis deferred financing fees. As discussed below (Repayment of the 2023 Term Loan Credit Agreement), the 2025 Term Loan Credit Facility also includes previously unamortized debt discount and deferred financing fees of $7.2 million associated with prior Stonebriar borrowings. These amounts are recorded as a direct reduction from the carrying amount of the debt obligation on the Company’s condensed consolidated balance sheets and are amortized to interest expense using the effective interest method. Interest expense associated with the 2025 Term Loan Credit Facility was $5.5 million for the three months ended March 31, 2025 and the interest expense associated with the discount and deferred financing costs was $0.3 million for the three months ended March 31, 2025.

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

The Company used the proceeds from the 2025 Term Loan Credit Facility (i) to refinance the existing 2023 Term Loan Credit Facility and the ADDT Loan (as defined below), (ii) to finance the cash consideration for the Moser Acquisition, and (iii) for general corporate purposes.

The 2025 Term Loan Credit Facility is unconditionally guaranteed, jointly and severally, by Atlas LLC and its subsidiaries and secured by substantially all of the assets of Atlas LLC and its subsidiaries. The 2025 Term Loan Credit Facility is also unconditionally guaranteed on an unsecured basis by the Company.

As of March 31, 2025, Atlas LLC was in compliance with the covenants of the 2025 Term Loan Credit Facility.

Deferred Cash Consideration Note

In accordance with the Hi-Crush Merger Agreement, the Company issued a secured PIK toggle seller note in an aggregate principle amount of $111.3 million, with a final maturity date of January 31, 2026 (the “Deferred Cash Consideration Note”). As discussed in Note 3 - Acquisitions, the Deferred Cash Consideration Note was part of the consideration transferred and valued at fair value at the acquisition date. This amount is subject to adjustments as set forth in the Hi-Crush Merger Agreement. The Deferred Cash Consideration Note bears interest at a rate of 5.00% per annum if paid in cash, or 7.00% per annum if paid in kind. Interest on the Deferred Cash Consideration Note is payable quarterly in arrears beginning March 29, 2024 through maturity. Interest expense associated with the Deferred Cash Consideration Note was $0.7 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively.

The Deferred Cash Consideration Note included $4.6 million of debt discount and approximately $0.1 million deferred financing costs. The discount and deferred financing costs are a direct reduction from the carrying amount of the debt obligation on the Company’s condensed consolidated balance sheets and are amortized to interest expense using the effective interest method. Interest expense associated with the discount and deferred financing costs were approximately $0.6 million and $0.1 million in total for the three months ended March 31, 2025 and 2024, respectively.

Atlas LLC’s obligations under the Deferred Cash Consideration Note are secured by certain of the assets acquired in connection with the Hi-Crush Transaction. The Deferred Cash Consideration Note is also unconditionally guaranteed by Atlas LLC on an unsecured basis.

Partial Repayment of the Deferred Cash Consideration Note

In February 2025, the Company used a portion of the proceeds from the Equity Offering (as defined below), discussed in Note 10 - Equity, to repay $101.3 million of the outstanding principal balance of the Deferred Cash Consideration Note. The Company intends to repay the remaining $10.0 million of principal at maturity.

2023 Term Loan Credit Facility

On July 31, 2023, Atlas LLC entered into a credit agreement (the “2023 Term Loan Credit Agreement”) with Stonebriar, as administrative agent and initial lender, pursuant to which Stonebriar extended Atlas LLC a term loan credit facility comprising a $180.0 million single advance term loan that was made on July 31, 2023 (the “Initial Term Loan”) and commitments to provide up to $100.0 million of delayed draw (the “DDT Loan”) term loans (collectively, the “2023 Term Loan Credit Facility”).

The Initial Term Loan is payable in 84 consecutive monthly installments and a final payment of the remaining outstanding principal balance at maturity. The Initial Term Loan has a final maturity date of July 31, 2030 (the “Maturity Date”) and bears interest at a rate equal to 9.50% per annum. Interest expense associated with the Initial Term Loan was $2.4 million and $4.3 million for the three months ended March 31, 2025 and 2024, respectively, and the interest expense associated with the discount and deferred financing costs was $0.2 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively.

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

On November 8, 2024, the Company drew down $20.0 million of the available $100.0 million from Stonebriar under the DDT Loan with interest (computed on the basis of a 365-day year for the actual number of days elapsed) on the unpaid principal amount hereof from and including the date hereof until paid in full at the rate per annum equal to 10.58%. This DDT Loan shall be payable in 69 consecutive monthly installments commencing on December 1, 2024 and continuing on each Payment Day up to and including August 1, 2030 and then a final installment also payable on August 1, 2030. The Company had interest expense of $0.3 million for the three months ended March 31, 2025. The DDT Loan included de minimis financing costs.

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

Proceeds from the 2023 Term Loan Credit Facility were used to repay outstanding indebtedness under our previous term loan facility, to repay obligations outstanding under certain equipment lease arrangements with Stonebriar and for general corporate purposes.

The 2023 Term Loan Credit Facility is unconditionally guaranteed, jointly and severally, by Atlas LLC and its subsidiaries and secured by substantially all of the assets of Atlas LLC and its subsidiaries. The 2023 Term Loan Credit Facility is unconditionally guaranteed on an unsecured basis by Atlas Energy Solutions Inc.

First Amendment to the 2023 Term Loan Credit Agreement

On February 26, 2024, the Company, Atlas LLC and certain other subsidiaries of the Company entered into the First Amendment to Credit Agreement (the “Term Loan Amendment”), among Company, Atlas LLC, the lenders party thereto and Stonebriar, as administrative agent, which amends the 2023 Term Loan Credit Agreement.

The Term Loan Amendment provided an additional delayed draw term loan (the “ADDT Loan”) in the aggregate principal amount of $150.0 million with interest (computed on the basis of a 365-day year for the actual number of days elapsed) on the unpaid principal amount thereof from and including the date of the amendment until paid in full at the rate per annum equal to 10.86%. The ADDT Loan is payable in 76 consecutive monthly installments of combined principal and interest each in the amount of $2.7 million commencing April 1, 2024 and continuing up to and including August 1, 2030. There was interest expense of $2.0 million and $1.4 million for the three months ended March 31, 2025 and 2024, respectively.

The ADDT Loan included $1.5 million of debt discount and $0.5 million in deferred financing costs. The discount and deferred financing costs are a direct reduction from the carrying amount of the debt obligation on the Company’s condensed consolidated balance sheets and are amortized to interest expense using the effective interest method. Interest expense associated with the discount and deferred financing costs were $0.1 million and de minimis in total for the three months ended March 31, 2025 and 2024, respectively.

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

The Second Term Loan Amendment increased the existing DDT Loan by an aggregate principal amount of $100.0 million (the “Acquisition Loan”) to a total of $200.0 million, with interest (computed on the basis of a 365-day year for the actual number of days elapsed) on the unpaid principal amount thereof from and including the date of the funding on the Acquisition Loan (“Funding Date”) until paid in full. The Acquisition Loan will accrue interest at a rate equal to 5.95% plus the greater of (A) the Term SOFR and (B) 4.30%, as determined on the Funding Date the Acquisition Loan is payable in 60 consecutive monthly installments of combined principal and interest. In the event of a prepayment of the Acquisition Loan, Atlas LLC will be required to pay, and we have agreed to guaranty payment by Atlas LLC of, a premium on such prepayment amount of (A) 4%, if prepaid on or prior to the first anniversary of the Funding Date, (B) 3% if prepaid after the first, but on or prior to the second, anniversary of the Funding Date and (C) 2% if paid after the second anniversary of the Funding Date.

Repayment of the 2023 Term Loan Credit Agreement

On February 21, 2025, Atlas LLC entered into the 2025 Term Loan Credit Agreement with Stonebriar, proceeds from which were used to repay $332.4 million of the remaining principal and $1.8 million of accrued interest of the Initial Term Loan, the DDT Loan, and the ADDT Loan. As this transaction was accounted for as a modification under ASC 470, “Debt,” these fees paid to the lender, as well as previously unamortized debt discount and deferred financing fees associated with the Initial Term Loan, the DDT Loan, and the ADDT Loan of $7.2 million were deferred and recorded as a direct reduction from the carrying amount of the debt obligation on the condensed consolidated balance sheets. These deferred costs are amortized to interest expense using the effective interest method. In connection with this refinancing, on February 21, 2025, we incurred prepayment fees on the Initial Term Loan, the DDT Loan, and the ADDT Loan of $13.3 million. The Company recorded the prepayment fees as additional debt discount and amortizes the amount as an adjustment over the remaining term of the modified debt instrument.

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

Atlas LLC may also request swingline loans under the 2023 ABL Credit Agreement in an aggregate principal amount not to exceed $7.5 million. During the three months ended March 31, 2025 and the year ended December 31, 2024, Atlas LLC had no outstanding swingline loans under the 2023 ABL Credit Facility.

Borrowings under the 2023 ABL Credit Facility bear interest, at Atlas LLC’s option, at either a base rate or Term SOFR (as defined in the 2023 ABL Credit Agreement), as applicable, plus an applicable margin based on average availability as set forth in the 2023 ABL Credit Agreement. Term SOFR loans bear interest at Term SOFR for the applicable interest period plus an applicable margin, which ranges from 1.50% to 2.00% per annum based on average availability as set forth in the 2023 ABL Credit Agreement. Base rate loans bear interest at the applicable base rate, plus an applicable margin, which ranges from 0.50% to 1.00% per annum based on average availability as set forth in the 2023 ABL Credit Agreement. In addition to paying interest on outstanding principal under the 2023 ABL Credit Facility, Atlas LLC is required to pay a commitment fee which ranges from 0.375% per annum to 0.500% per annum with respect to the unutilized commitments under the 2023 ABL Credit Facility, based on the average utilization of the 2023 ABL Credit Facility. Atlas LLC is required to pay customary letter of credit fees, to the extent that one or more letter of credit is outstanding. For the three months ended March 31, 2025 and 2024, we recognized $0.1 million and $0.2 million, respectively, of interest expense, unutilized commitment fees and other fees under the 2023 ABL Credit Facility, classified as interest expense.

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

On March 5, 2024 and November 12, 2024, the Company drew down $50.0 million and $20.0 million, respectively, under the 2023 ABL Credit Facility for general corporate purposes. There was interest expense of $0.6 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively. The draw included $0.3 million in debt issuance costs and $0.3 million in deferred financing costs. These costs are recorded under other long-term assets on the condensed consolidated balance sheets and are amortized on a straight-line basis over the life of the agreement. Interest expense associated with the amortization of these costs was $0.1 million and de minimis for the three months ended March 31, 2025 and 2024, respectively.

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

The 2023 ABL Credit Facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of March 31, 2025, the Company was in compliance with the covenants under the 2023 ABL Credit Facility.

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

The Second ABL Amendment permitted the Company and its applicable affiliates to enter into the Second Term Loan Amendment, pursuant to which the principal amount of the existing DDT Loan was increased by an aggregate principal amount of $100.0 million.

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

Repayment of the 2023 ABL Credit Facility

In February 2025, the Company used a portion of the proceeds from the Equity Offering (as defined below), discussed in Note 10 -Equity, to repay the remaining $70.0 million of the outstanding principal balance of the 2023 ABL Credit Facility.

As of March 31, 2025, Atlas LLC had no outstanding borrowings and $0.2 million in outstanding letters of credit under the 2023 ABL Credit Facility. Additionally, as of March 31, 2025, the Borrowing Base was $125.0 million and Availability was $124.8 million.

Other Indebtedness

The Company has other indebtedness of $6.6 million of equipment finance notes as of March 31, 2025. There was de minimis interest expense for the three months ended March 31, 2025 and no interest expense for the three months ended March 31, 2024. These equipment finance notes have terms ending in April 2025 through December 2029 and interest rates ranging from 1.99% to 8.45%.

Note 9 – Commitments and Contingencies

Royalty Agreements

The Company has entered into royalty agreements under which it is committed to pay royalties on sand sold from its production facilities for which the Company has received payment by the customer. Atlas LLC entered into a royalty agreement associated with its leased property at the Kermit facility and a mining agreement associated with its leased property at the Monahans facility, in each case, with The Sealy & Smith Foundation, a related party. The royalty agreement associated with the Kermit facility terminated on the date of our initial public offering (the “IPO”), pursuant to the terms of the agreement. Under the mining agreement associated with the Monahans facility, we are committed to pay royalties on product sold from that facility and are required to pay a minimum royalty of $1.0 million for any lease year following our IPO. We have certain royalty obligations based on tonnage of sand sold under land leases associated with our OnCore distributed mining network.

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

Royalty expense associated with these agreements is recorded as the product is sold and is included in costs of sales. Royalty expense associated with these agreements were less than 5% of cost of sales for the three months ended March 31, 2025, and less than 10% of cost of sales for the three months ended March 31, 2024.

Standby Letters of Credit

As of March 31, 2025 and December 31, 2024, we had $0.2 million outstanding in standby letters of credit issued under the 2023 ABL Credit Facility.

Purchase Commitments

In connection with our normal operations, we enter short-term purchase obligations for products and services.

In October 2024, we entered into an agreement to purchase dredge equipment in the amount of approximately $9.8 million with a 25% downpayment applied at placement of the order with the remaining 75% to be paid during delivery and assembly, subject to customary terms and conditions. Delivery of equipment is expected to occur in 2026. As of March 31, 2025, we have spent $2.4 million and have $7.4 million outstanding on this commitment.

In November 2024, we entered into an agreement to purchase logistics equipment for approximately $32.8 million with a 40% downpayment, monthly progress billings, and balance due at readiness to ship, subject to customary terms and conditions. Delivery of the equipment will take place in 2025. As of March 31, 2025, we have spent $13.1 million and have $19.7 million outstanding on this commitment.

In February 2025, we entered into an agreement to purchase logistics equipment for approximately $15.8 million with progress billings, subject to customary terms and conditions. Delivery of the equipment is expected to take place in 2025. As of March 31, 2025, we have spent $3.2 million and have $12.6 million outstanding on this commitment.

In March 2025, a vendor reached key performance and operational milestones that committed the Company to order an initial 100 trucks by March 31, 2026. As of March 31, 2025, we have received 2 of the 100 trucks. The remaining estimated total cost of our commitment is approximately $23.8 million based on our most recent purchase price, which is subject to change based on market pricing at the time of purchase.

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

Note 10 – Stockholders Equity

Common Stock

The Company is authorized to issue 500,000,000 shares of preferred stock and 1,500,000,000 shares of par value $0.01 per share common stock (the “Common Stock”). On February 24, 2025, the Company issued 1,727,764 shares of Common Stock as consideration in the Moser Acquisition. As of March 31, 2025, there were 123,621,233 shares of Common Stock issued and outstanding and no shares of preferred stock issued or outstanding.

Share Repurchase Program

On October 24, 2024, the Board of Directors of the Company (the “Board”) authorized a share repurchase program under which the Company may repurchase up to $200.0 million of outstanding Common Stock until December 31, 2026. As of March 31, 2025, the Company has the ability to purchase up to $200.0 million of outstanding Common Stock under this program. There were no shares of Common Stock repurchased during the three months ended March 31, 2025.

The shares may be repurchased from time to time in open market transactions at prevailing market prices, through block trades, in privately negotiated transactions, through derivative transactions or by other means and in accordance with federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors including management’s assessment of the intrinsic value of the Company’s Common Stock, the market price of the Company’s Common Stock, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, applicable legal requirements, and other considerations. The exact number of shares to be repurchased by the Company is not guaranteed, and the program may be suspended, modified, or discontinued at any time without prior notice.

Any such share repurchases may be subject to a 1% U.S. federal excise tax, which was enacted pursuant to the IRA and generally applies to certain repurchases of stock by publicly traded U.S. corporations, such as us, after December 31, 2022. Subject to certain exceptions and adjustments, the excise tax equals 1% of the fair market value of the stock repurchased by a corporation during the applicable tax year. The repurchase amount subject to the excise tax is generally reduced by the fair market value of any stock issued by a corporation during a taxable year, including the fair market value of any stock issued or provided to employees of a corporation or employees of certain of its subsidiaries. In the past, there have been proposals to increase the amount of the excise tax from 1% to 4%; however, it is unclear whether such a change in the amount of the excise tax will be enacted and, if enacted, how soon any change would take effect.

Equity Offering

On February 3, 2025, the Company conducted an underwritten public offering of 11.5 million shares of our Common Stock at a public offering price of $23.00 per share (the “Equity Offering”). The Company received approximately $253.1 million of net proceeds from the sale of shares of our Common Stock, after deducting underwriting discounts and commissions. We used the net proceeds from this offering (i) to repay the $70.0 million outstanding on the 2023 ABL Credit Facility, (ii) to repay $101.3 million of the Deferred Cash Consideration Note, and (iii) the remainder for general corporate purposes.

Dividends and Distributions

On February 11, 2025, the Company declared a dividend of $0.25 per share of Common Stock. The dividend was paid on February 28, 2025 to holders of record of Common Stock as of the close of business on February 21, 2025.

On May 2, 2025, the Company declared a dividend of $0.25 per share of Common Stock. The dividend will be payable on May 22, 2025 to holders of record of Common Stock as of the close of business on May 15, 2025.

Note 11 – Stock-Based Compensation

LTIP

On March 8, 2023, we adopted the LTIP for the benefit of employees, directors and consultants of the Company and its affiliates. The LTIP provides for the grant of all or any of the following types of awards: (1) incentive stock options qualified as such under U.S. federal income tax laws; (2) stock options that do not qualify as incentive stock options; (3) stock appreciation rights; (4) restricted stock awards; (5) restricted stock units (“RSUs”); (6) bonus stock; (7) dividend equivalents; (8) other stock-based awards; (9) cash awards; and (10) substitute awards. The shares to be delivered under the LTIP may be made available from (i) authorized but unissued shares, (ii) shares held as treasury stock, or (iii) previously issued shares reacquired by us, including shares purchased on the open market.

Subject to adjustment in accordance with the terms of the LTIP, 10,270,000 shares of Common Stock have been reserved for issuance pursuant to awards under the LTIP. If an award under the LTIP is forfeited, settled for cash or expires without the actual delivery of shares, any shares subject to such award will again be available for new awards under the LTIP. The LTIP will be administered by the Compensation Committee (the “Compensation Committee”) of the Board. We had 5,695,387 shares of the Company’s Common Stock available for future grants as of March 31, 2025. We account for the awards granted under the LTIP as compensation cost measured at the fair value of the award on the date of grant.

Restricted Stock Units

RSUs represent the right to receive shares of Common Stock at the end of the vesting period in an amount equal to the number of RSUs that vest. The granted RSUs vest and become exercisable with respect to employees in three equal installments starting on the first anniversary of the date of grant and, with respect to directors, on the one-year anniversary of the date of grant, so long as the participant either remains continuously employed or continues to provide services to the Board, as applicable. The RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases providing services to the Company prior to the date the award vests. If the participant’s employment with or service to the Company is terminated for cause or without good reason prior to the vesting of all of the RSUs, and unless such termination is a “Qualifying Termination” or due to a “Change in Control” as defined in the applicable RSU agreement, any unvested RSUs will generally terminate automatically and be forfeited without further notice and at no cost to the Company. In the event the Company declares and pays a dividend in respect of its outstanding shares of Common Stock and, on the record date for such dividend, the participant holds RSUs that have not been settled, we will record the amount of such dividend in a bookkeeping account and pay to the participant an amount in cash equal to the cash dividends the participant would have received if the participant was the holder of record, as of such record date, of a number of shares of Common Stock equal to the number of RSUs held by the participant that had not been settled as of such record date, such payment to be made on or within 60 days following the date on which such RSUs vest. The stock-based compensation expense of such RSUs was determined using the closing prices on the grant date. We account for forfeitures as they occur. We recognized stock-based compensation related to RSUs of $4.3 million and $3.2 million for the three months ended March 31, 2025 and 2024, respectively. Changes in non-vested RSUs outstanding under the LTIP during the three months ended March 31, 2025 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2024	1,734,764	$21.69
Granted	848,771	$17.55
Vested	(194,762)	$19.77
Forfeited	(30,184)	$21.04
Non-vested at March 31, 2025	2,358,589	$20.37

The total fair value of shares vested during the three months ended March 31, 2025 was $3.9 million. There was approximately $40.2 million of unrecognized compensation expense relating to outstanding RSUs as of March 31, 2025. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.5 years.

Performance Share Units

Performance share units (“PSUs”) represent the right to receive one share of Common Stock multiplied by the number of PSUs that become earned, and the number of PSUs that may vest range from 0% to 200% of the Target PSUs (as defined in the Performance Share Unit Grant Agreement governing the PSUs (the “PSU Agreement”)), subject to the Compensation Committee’s discretion to increase the ultimate number of vested PSUs above the foregoing maximum level. Each PSU also includes a tandem dividend equivalent right, which is a right to receive an amount equal to the cash dividends made with respect to a share of Common Stock during the Performance Period (as defined in the PSU Agreement), which will be adjusted to correlate to the number of PSUs that ultimately become vested pursuant to the PSU Agreement. 616,097 PSUs (based on target) were granted in 2025 (the “2025 PSUs”). The Performance Goals (as defined in the PSU Agreement) for the 2025 PSUs are based on a combination of Return on Capital Employed (“ROCE”) and “Relative TSR” (each, as defined in the PSU Agreement), with 25% weight applied to ROCE and 75% weight applied to Relative TSR, each as measured during the three-year Performance Period ending December 31, 2027. The vesting level is calculated based on the actual total stockholder return achieved during the Performance Period. The fair value of such PSUs was determined using a Monte Carlo simulation and will be recognized over the applicable Performance Period. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award. Expected volatilities in the model were estimated using a historical period consistent with the Performance Period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant. We recognized stock-based compensation related to PSUs of $2.2 million and $1.0 million for the three months ended March 31, 2025 and 2024, respectively. Changes in non-vested PSUs outstanding under the LTIP during the three months ended March 31, 2025 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2024	916,922	$25.58
Granted	616,097	$19.18
Vested	—
Forfeited	—
Non-vested at March 31, 2025	1,533,019	$23.01

There was approximately $23.9 million of unrecognized compensation expense relating to outstanding PSUs as of March 31, 2025. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of 2.4 years.

Note 12 – Earnings per Share

Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period. Diluted earnings per share measures the performance of an entity over the reporting period while giving effect to all potentially dilutive shares of Common Stock that were outstanding during the period. The Company uses the treasury stock method to determine the potential dilutive effect of vesting of its outstanding RSUs and PSUs. The Company does not use the two-class method.

The following table reflects the allocation of net income to common stockholders and EPS computations for the period indicated based on a weighted average number of shares of Common Stock outstanding for the three months ended March 31, 2025 and 2024 (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income	$1,219	$26,787
Denominator:
Basic weighted average shares outstanding	118,245	102,931
Dilutive potential of restricted stock units	402	42
Dilutive potential of performance share units	1,100	849
Diluted weighted average shares outstanding	$119,747	$103,822

Basic EPS attributable to holders of Common Stock	$0.01	$0.26
Diluted EPS attributable to holders of Common Stock	$0.01	$0.26

Note 13 – Income Taxes

The Company is a corporation and is subject to U.S. federal, state and local income taxes. The effective combined U.S. federal and state income tax rate for the three months ended March 31, 2025 and 2024 was 65.3% and 22.9%, respectively. During the three months ended March 31, 2025 and 2024, we recognized income tax expense of $2.3 million and $7.9 million, respectively.

Total income tax expense for the three months ended March 31, 2025 differed from amounts computed by applying the U.S. federal statutory tax rate of 21% to pre-tax book income for the period due to the Moser Acquisition which resulted in inherently facilitative transaction costs that were capitalized for tax purposes resulting in an unfavorable impact to the effective tax rate. The tax rate for the period was also impacted by state taxes, the benefit of percentage depletion in excess of basis, and non-deductible Section 162(m) compensation.

Total income tax expense for the three months ended March 31, 2024 differed from amounts computed by applying the U.S. federal statutory tax rate of 21% to pre-tax book income for the period due to state taxes, the benefit of percentage depletion in excess of basis, non-deductible Section 162(m) compensation, and non-deductible transaction costs.

Note 14 – Related-Party Transactions

Anthem Ventures, LLC

Anthem Ventures, LLC (“Anthem Ventures”) provides us with transportation services. Anthem Ventures is owned and controlled by our Executive Chairman, Ben M. “Bud” Brigham. For the three months ended March 31, 2025 and 2024, we made aggregate payments to Anthem Ventures for these services equal to approximately de minimis and $0.1 million, respectively. As of March 31, 2025, we did not have an outstanding accounts payable balance with this related party. As of December 31, 2024, our outstanding accounts payable to Anthem Ventures was $0.1 million.

Brigham Land Management LLC

Brigham Land Management LLC (“Brigham Land”) provides us with landman services for certain of our projects and initiatives. The services are provided on a per hour basis at market prices. Brigham Land is owned and controlled by Vince Brigham, an advisor to the Company and the brother of our Executive Chairman, Bud Brigham. For the three months ended March 31, 2025 and 2024, we made aggregate payments to Brigham Land equal to approximately $0.1 million and $0.2 million, respectively. As of March 31, 2025 and December 31, 2024, our outstanding accounts payable to Brigham Land was $0.1 million and $0.1 million, respectively.

Earth Resources, LLC

Earth Resources, LLC (“Earth Resources”), formerly known as Brigham Earth, LLC, provides us with professional and consulting services as well as access to certain information and software systems. Earth Resources is owned and controlled by our Executive Chairman, Bud Brigham. For the three months ended March 31, 2025 we made no aggregate payments to Earth Resources for these services. For the three month ended March 31, 2024, we made aggregate payments to Earth Resources for these services equal to approximately $0.2 million. As of March 31, 2025, we did not have an outstanding accounts payable balance with this related party. As of December 31, 2024, we had de minimis accounts payable to Earth Resources.

In a Good Mood

In a Good Mood, LLC (“In a Good Mood”) provides the Company with access, at cost, to reserved space in the Moody Center in Austin, Texas for concerts, sporting events and other opportunities as a benefit to our employees and for business entertainment. In a Good Mood is owned and controlled by our Executive Chairman, Bud Brigham. For the three months ended March 31, 2025 and 2024, we made aggregate payments to In a Good Mood for these services of approximately $0.1 million and $0.1 million, respectively. As of March 31, 2025 and December 31, 2024, we did not have an outstanding accounts payable balance with this related party.

The Sealy & Smith Foundation

Refer to Note 9 – Commitments and Contingencies for disclosures related to the Company’s royalty agreement and mining agreement with The Sealy & Smith Foundation, a related party.

Registration Rights Agreement

In connection with the closing of the IPO, we entered into a registration rights agreement with certain holders (the “Legacy Owners”) who previously held membership interests in Atlas LLC (the “Original Registration Rights Agreement”) covering, in the aggregate, approximately 38.4% of the Old Atlas’s Class A common stock, par value $0.01 per share (the “Old Atlas Class A Common Stock”), and Class B common stock, par value $0.01 per share (the “Old Atlas Class B Common Stock”), on a combined basis. Pursuant to the Original Registration Rights Agreement, we agreed to register under the U.S. federal securities laws the offer and resale of shares of Old Atlas Class A Common Stock by such Legacy Owners or certain of their respective affiliates or permitted transferees under the Original Registration Rights Agreement.

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

On February 24, 2025, in connection with the closing of the Moser Acquisition, the Company entered into a registration rights agreement (the “Moser Registration Rights Agreement”) with the Seller that provides, among other things, that the Company will, no later than (a) March 26, 2025, or (b) if the Company is and continues to be a “Well-Known Seasoned Issuer” as defined in Rule 405 of the Securities Act, May 25, 2025, file with the SEC a registration statement registering for resale the Common Stock comprising the Moser Stock Consideration that was issued in connection with the Moser Acquisition, subject to the full or partial exercise of the redemption (the “Redemption Right”) at the option of the Company. Pursuant to the Moser Purchase Agreement, the Seller agreed not to lend, offer, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right, or warrant to purchase, or otherwise transfer or dispose of, any of their shares of Common Stock for a period of 90 days following the closing of the Moser Acquisition, subject to certain exceptions. The Company also agreed to pay certain expenses of the parties incurred in connection with the exercise of their rights under the Moser Registration Rights Agreement, and to indemnify them for certain securities law matters in connection with any registration statement filed pursuant thereto.

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

Equity Offering

Bud Brigham, the Company’s Executive Chairman, and entities associated with Mr. Brigham, purchased an aggregate of 217,393 shares of Common Stock in the Equity Offering. Refer to Note 10 - Stockholders Equity for further discussion on the Equity Offering.

Note 15 – Business Segments

Prior to the completion of the Moser Acquisition, we operated as a single segment which reflected how our business was managed and the nature of our services. Following the Moser Acquisition, we re-evaluated our reportable segments and now report two distinct business segments, the sand and logistics segment and the power segment. These segments differ by their revenue generating activities and align with how our President and Chief Executive Officer, who is our chief operating decision maker (“CODM”) assesses segment operating performance and allocates resources.

•
Sand and Logistics: Provides high-quality, locally sourced 100 mesh and 40/70 sand used as a proppant during the well completion process. Also, provides a differentiated logistics platform that includes our fleet of fit-for-purpose trucks, trailers, and the Dune Express, an overland conveyor infrastructure solution.
•
Power: Provides distributed power solutions through a fleet of more than 950 natural gas-powered reciprocating generators, with approximately 225 megawatts of existing power generation, primarily supporting production and artificial lift operations.

Our CODM evaluates the performance of our business segments and allocates resources based on segment gross profit.

The following tables summarize selected financial information relating to our business segments (in thousands):

	Three Months Ended March 31, 2025
	Sand & Logistics	Power	Total
Product revenue	$139,645	$—	$139,645
Service revenue	150,609	—	150,609
Rental revenue	—	7,337	7,337
Total revenue	290,254	7,337	297,591
Cost of sales (excluding depreciation, depletion and accretion expense) (1)	203,719	2,344	206,063
Depreciation, depletion and accretion expense (1)	35,911	1,089	37,000
Gross profit	$50,624	$3,904	$54,528
Selling, general and administrative expense (including stock-based compensation expense of $6,518)			34,412
Amortization expense of acquired intangible assets			4,785
Operating income			15,331
Interest (expense), net			(12,078)
Other income, net			259
Income before income taxes			3,512
Income tax expense			2,293
Net income			$1,219

	Three Months Ended March 31, 2024
	Sand & Logistics	Power	Total
Product revenue	$113,432	$—	$113,432
Service revenue	79,235	—	79,235
Rental revenue	—	—	—
Total revenue	192,667	—	192,667
Cost of sales (excluding depreciation, depletion and accretion expense) (1)	106,746	—	106,746
Depreciation, depletion and accretion expense (1)	17,175	—	17,175
Gross profit	$68,746	$—	$68,746
Selling, general and administrative expense (including stock-based compensation expense of $4,206)			28,008
Amortization expense of acquired intangible assets			1,061
Operating income			39,677
Interest (expense), net			(4,978)
Other income, net			23
Income before income taxes			34,722
Income tax expense			7,935
Net income			$26,787

(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

The following tables reconcile segment total assets and capital expenditures incurred (in thousands):

	March 31, 2025	December 31, 2024
Sand & Logistics	$2,020,220	$1,972,652
Power	274,560	—
Total assets	$2,294,780	$1,972,652

	Three Months Ended March 31,
	2025	2024
Sand & Logistics	$36,724	$92,911
Power	2,139	—
Total capital expenditures incurred	$38,863	$92,911

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the financial statements and related notes presented in this Quarterly Report on Form 10-Q (this “Report”), as well as our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 25, 2025.

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
•
our ability to integrate the business of Moser in a successful manner and in the expected time period;
•
unforeseen or unknown liabilities, future capital expenditures and potential litigation relating to the Moser Acquisition;
•
limitations on our financial flexibility due to our existing and any future indebtedness;
•
our ability to successfully execute our share repurchase program or implement future share repurchase programs;
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
•
changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements, including such changes that may be implemented by U.S. and foreign governments;
•
volatility in political, legal and regulatory environments;
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

We operate a differentiated logistics platform that is designed to increase the efficiency, safety and sustainability of the oil and natural gas industry within the Permian Basin. This includes our fleet of fit-for-purpose trucks, trailers, and the Dune Express, an overland conveyor infrastructure solution. We have also begun integrating autonomous driving technologies in certain of our fit-for-purpose trucks, creating the first semi-autonomous oilfield logistics network in an effort to increase our automation of the oil and gas proppant supply chain.

We also provide distributed power solutions through a fleet of more than 950 natural gas-powered reciprocating generators, with approximately 225 megawatts of existing power generation, primarily supporting production and artificial lift operations across all major United States resource basins. Our generators are designed for heavy-duty, harsh environments for mission critical power needs. Our in-house manufacturing and remanufacturing capabilities, coupled with critical in-field service, provide quality control and standardization across the fleet ensuring market-leading uptime.

Recent Developments

Moser Acquisition

On February 24, 2025, the Company completed the transactions contemplated by that certain Stock Purchase Agreement (the “Moser Purchase Agreement”) by and among Wyatt Holdings, LLC, a Delaware limited liability company and an indirectly wholly-owned subsidiary of the Company (the “Purchaser”), Moser Holdings, LLC, a Delaware limited liability company (the “Seller”), and for the limited purposes set forth therein, the Company (together with the Purchaser and the Seller, the “Parties”), pursuant to which the Purchaser acquired (i) 100% of the authorized, issued and outstanding equity ownership interests in Moser Acquisition, Inc., a Delaware corporation (“Moser AcquisitionCo”), and (ii) Moser Engine Service, Inc. (d/b/a Moser Energy Systems), a Wyoming corporation and a wholly-owned subsidiary of Moser AcquisitionCo (such transaction, the “Moser Acquisition”), collectively referred to as “Moser.”

Under the terms and conditions of the Moser Purchase Agreement, the aggregate consideration paid to the Seller in the Moser Acquisition (the “Moser Consideration”) consisted of (i) $180.0 million in cash and (ii) approximately 1.7 million shares (the “Moser Stock Consideration”) of the Company’s par value $0.01 per share common stock (the “Common Stock”), issued at the closing of the Moser Acquisition. All or any portion of the Moser Stock Consideration is subject to redemption (the “Redemption Right”) at the option of the Company within 90 days of closing of the Moser Acquisition (the “Moser Closing”). The Moser Consideration is subject to customary post-closing adjustments.

The foregoing description of the Moser Acquisition and the Moser Purchase Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Moser Purchase Agreement, a copy of which is filed as Exhibit 2.1 to this Report.

Equity Offering

On February 3, 2025, the Company conducted an underwritten public offering of 11.5 million shares of our Common Stock at a public offering price of $23.00 per share (the “Equity Offering”). The Company received approximately $253.1 million of net proceeds from the sale of shares of our Common Stock, after deducting underwriting discounts and commissions. We used the net proceeds from the Equity Offering (i) to repay the $70.0 million outstanding on the 2023 ABL Credit Facility (as defined below under “Debt Agreements ”), (ii) to repay $101.3 million of the Deferred Cash Consideration Note (as defined below under “Debt Agreements ”), and (iii) the remainder for general corporate purposes.

Registration Rights Agreement

On February 24, 2025, in connection with the Moser Closing, the Company entered into a registration rights agreement (the “Moser Registration Rights Agreement”) with the Seller that provides, among other things, that the Company will, no later than (a) March 26, 2025, or (b) if the Company is and continues to be a “Well-Known Seasoned Issuer” as defined in Rule 405 of the Securities Act, May 25, 2025, file with the SEC a registration statement registering for resale the Common Stock comprising the Moser Stock Consideration that was issued in connection with the Moser Acquisition, subject to the full or partial exercise of the Redemption Right by the Company. Pursuant to the Moser Purchase Agreement, the Seller agreed not to lend, offer, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right, or warrant to purchase, or otherwise transfer or dispose of, any of their shares of Common Stock for a period of 90 days following the Moser Closing, subject to certain exceptions. The Company also agreed to pay certain expenses of the parties incurred in connection with the exercise of their rights under the Moser Registration Rights Agreement, and to indemnify them for certain securities law matters in connection with any registration statement filed pursuant thereto.

Financial Developments

Second Amendment to the 2023 Term Loan Credit Agreement

On January 27, 2025, the Company entered into the Second Term Loan Amendment to the 2023 Term Loan Credit Agreement (as defined below under “Debt Agreements ”), among the Company and certain of its subsidiaries as guarantors, Atlas LLC, as borrower, the lenders party thereto and Stonebriar Commercial Finance LLC (“Stonebriar”), as administrative agent, which amends that certain Credit Agreement, dated as of July 31, 2023, as amended (the “Second Term Loan Amendment”).

The Second Term Loan Amendment increased the existing DDT Loan (as defined below under “Debt Agreements ”) by an aggregate principal amount of $100.0 million (the “Acquisition Loan”) to a total of $200.0 million, with interest (computed on the basis of a 365-day year for the actual number of days elapsed) on the unpaid principal amount thereof from and including the date of the funding on the Acquisition Loan (“Funding Date”) until paid in full. The Acquisition Loan will accrue interest at a rate equal to 5.95% plus the greater of (A) the Term SOFR and (B) 4.30%, as determined on the Funding Date the Acquisition Loan is payable in 60 consecutive monthly installments of combined principal and interest. In the event of a prepayment of the Acquisition Loan, Atlas LLC will be required to pay, and we have agreed to guaranty payment by Atlas LLC of, a premium on such prepayment amount of (A) 4%, if prepaid on or prior to the first anniversary of the Funding Date, (B) 3% if prepaid after the first, but on or prior to the second, anniversary of the Funding Date and (C) 2% if paid after the second anniversary of the Funding Date.

Second Amendment to the 2023 ABL Credit Agreement

On January 27, 2025, Atlas LLC and certain other subsidiaries of the Company entered into that certain Second Amendment to Loan, Security and Guaranty Agreement (the “Second ABL Amendment”), among Atlas LLC, as the borrower, the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent. The Second ABL Amendment amends that certain Loan, Security and Guaranty Agreement dated as of February 22, 2023, as amended. Refer to the “Debt Agreements” section below for further details.

The Second ABL Amendment permitted the Company and its applicable affiliates to enter into the Second Term Loan Amendment, pursuant to which the principal amount of the existing DDT Loan was increased by an aggregate principal amount of $100.0 million.

Third Amendment to the 2023 ABL Credit Agreement

On February 21, 2025, Atlas LLC and certain other subsidiaries of the Company entered into that certain Third Amendment to Loan, Security and Guaranty Agreement (the “Third ABL Amendment”), among Atlas LLC, as the borrower, the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent. The Third ABL Amendment amends that certain Loan, Security and Guaranty Agreement dated as of February 22, 2023, as amended. Refer to the “Debt Agreements” section below for further details.

The Third ABL Amendment permitted the Company and its applicable affiliates to enter into the 2025 Term Loan Credit Agreement (defined herein), pursuant to which Atlas LLC borrowed $540.0 million from Stonebriar in a single advance term loan that was made on February 21, 2025. In February 2025, we used a portion of the net proceeds from the Equity Offering to repay the remaining $70.0 million of outstanding principal under the 2023 ABL Credit Facility.

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

The 2025 Term Loan Credit Facility is payable in eighty-five consecutive monthly installments, consisting of forty-eight monthly installments of combined principal and interest, thirty-six installments of interest only payments, and a final payment of the remaining outstanding principal balance at maturity. The 2025 Term Loan Credit Facility has a final maturity date of March 1, 2032 (the “Maturity Date”). The 2025 Term Loan Credit Facility bears interest at a rate equal to 9.51% per annum.

The 2025 Term Loan Credit Facility includes a discount of $18.8 million and de minimis deferred financing fees. The 2025 Term Loan Credit Facility also includes previously unamortized debt discount and deferred financing fees of $7.2 million associated with prior Stonebriar borrowings. These amounts are recorded as a direct reduction from the carrying amount of the debt obligation on the Company’s condensed consolidated balance sheets and are amortized to interest expense using the effective interest method. For further discussion, see Note 8 - Debt, to the accompanying Financial Statements included elsewhere in this Report.

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

The Company used the proceeds from the 2025 Term Loan Credit Facility (i) to refinance the existing 2023 Term Loan Credit Facility and the ADDT Loan (as defined below under “Debt Agreements ”), (ii) to finance the cash consideration for the Moser Acquisition, and (iii) for general corporate purposes.

The 2025 Term Loan Credit Facility is unconditionally guaranteed, jointly and severally, by Atlas LLC and its subsidiaries and secured by substantially all of the assets of Atlas LLC and its subsidiaries. The 2025 Term Loan Credit Facility is also unconditionally guaranteed on an unsecured basis by the Company.

As of March 31, 2025, Atlas LLC was in compliance with the covenants of the 2025 Term Loan Credit Facility.

Dividends and Distributions

On February 11, 2025, the Company declared a dividend of $0.25 per share of Common Stock. The dividend was paid on February 28, 2025 to holders of record of Common Stock as of the close of business on February 21, 2025.

On May 2, 2025, the Company declared a dividend of $0.25 per share of Common Stock. The dividend will be payable on May 22, 2025 to holders of record of Common Stock as of the close of business on May 15, 2025.

Recent Trends and Outlook

Drilling and completions activities for oil and gas are highly correlated to oil and gas prices. Despite commodity price fluctuations due to ongoing uncertainties in geopolitics, OPEC+ production plans, tariffs, and Chinese economic growth, amongst other factors, North American drilling and completion activity remained relatively flat during the period. The price for West Texas Intermediate (“WTI”) crude oil ended the first quarter at $68.24 per barrel (“Bbl”), as compared to $81.28 per Bbl in the first quarter of 2024, representing a decrease of approximately 16%. Global oil prices declined during the first quarter on oversupply fears largely due to the OPEC+ decision to increase production, but we believe global economic growth coupled with an increased focus on energy security and large projected multi-year increases in power consumption should bolster demand, in both crude oil and natural gas, in the coming years.

On March 12, 2025, the U.S. government imposed a 25% tariff on steel imports, and on April 2, 2025, the U.S. government announced a 10% tariff on product imports from almost all countries and individualized higher tariffs on certain other countries. As a result of the current administration’s trade policy, tariffs may increase our and our customers’ raw material input costs. Any further trade restrictions, retaliatory trade measures or additional tariffs could result in higher input costs to produce our products and increased costs to provide our services. To the extent that we are unable to pass all or any of such cost increases on to our customers, such cost increases could adversely affect our returns on investment and limit our ability to pursue future growth projects.

The imposition of further tariffs by the United States on a broader range of imports, or further retaliatory trade measures taken in response to additional tariffs, could increase costs in our supply chain or reduce demand for our or our customers’ products, either of which could adversely affect our business. To the extent any such tariffs remain in place for a sustained period of time, or in the event of a global or domestic recession resulting therefrom, our customers could decide to delay currently planned growth projects or forego them entirely, each of which could result in decreased demand for our products and services and adversely affect our business and financial condition.

The effect of tariffs and the application and interpretation of existing trade agreements continues to evolve, and we continue to monitor these matters and assess any potential negative impacts on our business.

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

We also generate revenue through the rental of our power equipment and related services, including transportation of our generators and field supervision and support. Power equipment rentals and provision of related services are performed under a variety of contract structures.

Costs of Conducting Our Business

We incur operating costs primarily from direct and indirect labor, freight charges, utility costs, fuel and maintenance costs and royalties. We incur labor costs associated with employees at our proppant production facilities, which represent the most significant cost of converting proppant to finished product. Our proppant production facilities undergo maintenance to minimize unscheduled downtime and ensure the ongoing quality of our proppant and ability to meet customer demands. We may incur variable utility costs in connection with the operation of our processing facilities, primarily natural gas and electricity, which are both susceptible to market fluctuations. We lease equipment in many areas of our operations, including our proppant production hauling equipment. We incur variable royalty expense and/or delay rentals related to our agreements with the owners of our reserves. In addition, other costs including overhead allocation, depreciation and depletion are capitalized as a component of inventory and are reflected in cost of sales when inventory is sold. Our logistics services incur operating costs primarily composed of variable freight charges from trucking companies’ delivery of sand to customer wellsites, equipment leases, direct and indirect labor, fuel and maintenance costs and royalties.

We also have expenses comprising our costs of sales (excluding depreciation, depletion, and accretion expense) of (i) direct labor costs, and related travel and lodging expenses, (ii) generator transportation costs and (iii) the costs of maintaining our equipment. A large portion of our costs of sales (excluding depreciation, depletion, and accretion expense) are variable based on the number of generators deployed with customers.

How We Evaluate Our Operations

Non-GAAP Financial Measures

Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Free Cash Flow, Adjusted EBITDA less Capital Expenditures, Adjusted Free Cash Flow Margin, Adjusted EBITDA less Capital Expenditures Margin, Adjusted Free Cash Flow Conversion, Contribution Margin, Maintenance Capital Expenditures and Net Debt are non-GAAP supplemental financial measures used by our management and by external users of our Financial Statements such as investors, research analysts and others, in the case of Adjusted EBITDA, to assess our consolidated operating performance on a consistent basis across periods by removing the effects of development activities, provide views on capital resources available to organically fund growth projects and, in the case of Adjusted Free Cash Flow and Adjusted EBITDA less Capital Expenditures, assess the financial performance of our assets and their ability to sustain dividends or reinvest to organically fund growth projects over the long term without regard to financing methods, capital structure or historical cost basis.

We define Adjusted EBITDA as net income before depreciation, depletion and accretion expense, amortization expense of acquired intangible assets, interest expense, income tax expense, stock and unit-based compensation, loss on extinguishment of debt, loss on disposal of assets, insurance recovery (gain), unrealized commodity derivative gain (loss), other acquisition related costs, and other non-recurring costs. Management believes Adjusted EBITDA is useful because it allows them to more effectively evaluate our consolidated operating performance and compare the results of our operations from period to period and against our peers without regard to our financing methods or capital structure. We exclude the items listed above from net income in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Certain prior period non-recurring costs of goods sold are now included as an add-back to adjusted EBITDA in order to conform to the current period presentation and to more accurately describe the Company’s consolidated operating performance and results period-over-period.

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

	Three Months Ended March 31,
	2025	2024
	(Unaudited)
	(In thousands)
Net income	$1,219	$26,787
Depreciation, depletion and accretion expense	38,264	18,007
Amortization expense of acquired intangible assets	4,785	1,061
Interest expense	13,046	6,976
Income tax expense	2,293	7,935
EBITDA	$59,607	$60,766
Stock-based compensation	6,518	4,206
Other non-recurring costs (1)	849	368
Other acquisition related costs (2)	7,317	10,203
Adjusted EBITDA	74,291	75,543
Maintenance Capital Expenditures (3)	15,533	4,460
Adjusted Free Cash Flow	$58,758	$71,083

	Three Months Ended March 31,
	2025	2024
	(Unaudited)
	(In thousands)
Net income	$1,219	$26,787
Depreciation, depletion and accretion expense	38,264	18,007
Amortization expense of acquired intangible assets	4,785	1,061
Interest expense	13,046	6,976
Income tax expense	2,293	7,935
EBITDA	$59,607	$60,766
Stock-based compensation	6,518	4,206
Other non-recurring costs (1)	849	368
Other acquisition related costs (2)	7,317	10,203
Adjusted EBITDA	$74,291	$75,543
Capital expenditures	52,389	95,486
Acquisitions	181,511	142,233
Adjusted EBITDA less Capital Expenditures	$(159,609)	$(162,176)

	Three Months Ended March 31,
	2025	2024
	(Unaudited)
	(In thousands)
Net cash provided by (used in) operating activities	$(7,450)	$39,562
Current income tax expense (benefit) (3)	914	414
Change in operating assets and liabilities	60,708	18,500
Cash interest expense (3)	11,831	6,491
Maintenance Capital Expenditures (3)	(15,533)	(4,460)
Other non-recurring costs (1)	849	368
Other acquisition related costs (2)	7,317	10,203
Other	122	5
Adjusted Free Cash Flow	$58,758	$71,083

	Three Months Ended March 31,
	2025	2024
	(Unaudited)
	(In thousands, except percentages)
Net cash provided by (used in) operating activities	$(7,450)	$39,562
Current income tax expense (benefit) (3)	914	414
Change in operating assets and liabilities	60,708	18,500
Cash interest expense (3)	11,831	6,491
Capital expenditures	(52,389)	(95,486)
Acquisitions	(181,511)	(142,233)
Other non-recurring costs (1)	849	368
Other acquisition related costs (2)	7,317	10,203
Other	122	5
Adjusted EBITDA less Capital Expenditures	$(159,609)	$(162,176)
Adjusted EBITDA Margin	25.0%	39.2%
Adjusted EBITDA less Capital Expenditure Margin	(53.6)%	(84.2)%
Adjusted Free Cash Flow Margin	19.7%	36.9%
Adjusted Free Cash Flow Conversion	79.1%	94.1%

	Three Months Ended March, 31
	2025	2024
	(Unaudited)
	(In thousands)
Gross Profit	$54,528	$68,746
Depreciation, depletion and accretion expense	37,000	17,175
Contribution Margin	$91,528	$85,921

(1)
Other non-recurring costs includes costs incurred during our 2025 Term Loan Credit Facility transaction, reorganization under a new public holding company (the “Up-C Simplification”), temporary loadout, and other infrequent and unusual costs.
(2)
Represents transactions costs incurred in connection with acquisitions, including fees paid to finance, legal, accounting and other advisors, employee retention and benefit costs, and other operational and corporate costs.
(3)
A reconciliation of these items used to calculate Adjusted Free Cash Flow to comparable GAAP measures is included below.

	Three Months Ended March 31,
	2025	2024
	(Unaudited)
	(In thousands)
Current tax expense reconciliation:
Income tax expense	$2,293	$7,935
Less: deferred tax expense	(1,379)	(7,521)
Current income tax expense (benefit)	$914	$414
Cash interest expense reconciliation:
Interest expense, net	$12,078	$4,978
Less: Amortization of debt discount	(1,109)	(407)
Less: Amortization of deferred financing costs	(106)	(78)
Less: Interest income	968	1,998
Cash interest expense	$11,831	$6,491
Maintenance Capital Expenditures, accrual basis reconciliation:
Purchases of property, plant and equipment	$52,389	$95,486
Changes in operating assets and liabilities associated with investing activities and equipment assets acquired through debt (4)	(13,526)	(2,575)
Less: Growth capital expenditures and reconstruction of previously incurred growth capital expenditures	(23,330)	(88,451)
Maintenance Capital Expenditures, accrual basis	$15,533	$4,460

	March 31, 2025	March 31, 2024
	(Unaudited)
	(In thousands)
Total Debt	$527,187	$481,299
Discount and deferred financing costs	27,937	11,097
Finance right-of-use lease liabilities	5,971	7,698
Cash and cash equivalents	68,674	187,120
Net Debt	$492,421	$312,974

(4) Positive working capital changes reflect capital expenditures in the current period that will be paid in a future period. Negative working capital changes reflect capital expenditures incurred in a prior period but paid during the period presented. In addition, this amount includes equipment assets acquired through debt.

Factors Affecting the Comparability of Our Results of Operations

M&A Activity

On March 5, 2024, the Company completed the Hi-Crush Transaction, in which the Company acquired substantially all of Hi-Crush Inc.’s, a Delaware corporation (“Hi-Crush”), Permian Basin proppant production and logistics businesses and operations in exchange for (i) cash consideration of $140.1 million, (ii) 9.7 million shares of Common Stock issued at the closing of the transaction, and (iii) the Deferred Cash Consideration Note in an aggregate principle amount of $111.3 million. This history impacts the comparability of our operational results from year to year. Additional information on these transactions can be found in Note 3 - Acquisitions of the condensed consolidated financial statements included elsewhere in this Report.

On February 24, 2025, the Company completed the Moser Acquisition, in which the Company acquired 100% of the authorized, issued and outstanding equity ownership interests in Moser AcquisitionCo and Moser Engine Service, Inc. (d/b/a Moser Energy Systems) in exchange for (i) cash consideration of $180.0 million and (ii) the Moser Stock Consideration. This history impacts the comparability of our operational results from year to year. Additional information on these transactions can be found in Note 3 - Acquisitions of the condensed consolidated financial statements included elsewhere in this Report.

Results of Operations

	Three Months Ended March 31,
	2025	2024
	(Unaudited)
	(In thousands)
Product revenue	$139,645	$113,432
Service revenue	150,609	79,235
Rental revenue	7,337	—
Total revenue	297,591	192,667
Cost of sales (excluding depreciation, depletion and accretion expense)	206,063	106,746
Depreciation, depletion and accretion expense	37,000	17,175
Gross profit	54,528	68,746
Operating expenses:
Selling, general and administrative expense (including stock-based compensation expense of $6,518 and $4,206, respectively)	34,412	28,008
Amortization expense of acquired intangible assets	4,785	1,061
Operating income	15,331	39,677
Interest (expense), net	(12,078)	(4,978)
Other income, net	259	23
Income before income taxes	3,512	34,722
Income tax expense	2,293	7,935
Net income	$1,219	$26,787

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Product Revenue. Product revenue increased by $26.2 million to $139.6 million for the three months ended March 31, 2025, as compared to $113.4 million for the three months ended March 31, 2024. An increase in sales volume contributed to a $50.6 million increase in product revenue. This was partially offset by a decrease in proppant prices between the periods which contributed to a $36.8 million decrease in product revenue. There was $12.4 million in shortfall revenue for the three months ended March 31, 2025, as compared to no shortfall revenue for the three months ended March 31, 2024.

Service Revenue. Services revenue, which includes freight for last-mile logistics services, increased by $71.4 million to $150.6 million for the three months ended March 31, 2025, as compared to $79.2 million for the three months ended March 31, 2024. The increase in logistics revenue was due to higher sales volumes shipped to last-mile logistics customers as well as a full quarter of contribution from Hi-Crush.

Rental Revenue. Rental revenue is $7.3 million for the three months ended March 31, 2025, due to the acquisition of Moser and the related revenue from leasing power equipment. There was no rental revenue for the three months ended March 31, 2024.

Cost of sales (excluding depreciation, depletion and accretion expense). Cost of sales (excluding depreciation, depletion and accretion expense) increased by $99.4 million to $206.1 million for the three months ended March 31, 2025, as compared to $106.7 million for the three months ended March 31, 2024.

Cost of sales (excluding depreciation, depletion and accretion) related to product revenue increased by $30.8 million to $70.3 million for the three months ended March 31, 2025, as compared to $39.5 million for the three months ended March 31, 2024, due to increased production as well as a full quarter of contribution from Hi-Crush.

Cost of sales (excluding depreciation, depletion and accretion expense) related to services increased by $66.3 million to $133.5 million for the three months ended March 31, 2025, as compared to $67.2 million for the three months ended March 31, 2024. The increase was due to higher sales volumes shipped to last-mile logistics customers during the period as well as a full quarter of contribution from Hi-Crush.

Cost of sales (excluding depreciation, depletion, and accretion expense) related to rentals is $2.3 million for the three months ended March 31, 2025, due to the acquisition of Moser and the cost of sales associated with leasing power equipment. There was no cost of sales related to rentals for the three months ended March 31, 2024.

Depreciation, depletion and accretion expense. Depreciation, depletion and accretion expense increased by $19.8 million to $37.0 million for the three months ended March 31, 2025, as compared to $17.2 million for the three months ended March 31, 2024, due to additional depreciable assets placed into service when compared to the prior period as well as a full quarter of contribution from Hi-Crush and approximately one month of contribution from Moser.

Selling, general and administrative expense. Selling, general and administrative expense increased by $6.4 million to $34.4 million for the three months ended March 31, 2025, as compared to $28.0 million for the three months ended March 31, 2024. The increase is due to an increase of $3.5 million from employee costs, including an increase of $2.3 million of stock-based compensation expense, an increase of $5.8 million of other corporate expenses, and an offsetting decrease of $2.9 million of other acquisition related costs for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

Our selling, general and administrative expense includes the non-cash expense for stock-based compensation expense for equity awards granted to our employees. For the three months ended March 31, 2025, stock-based compensation expense was $6.5 million, as compared to $4.2 million of stock-based expense for the three months ended March 31, 2024.

Amortization expense of acquired intangible assets. Amortization expense of acquired intangible assets increased $3.7 million to $4.8 million for the three month ended March 31, 2025, as compared to $1.1 million for the three month ended March 31, 2024. The increase was primarily due to a full quarter of contribution from Hi-Crush and approximately one month of contribution from Moser.

Interest (expense), net. Interest expense, net increased by $7.1 million to $12.1 million for the three months ended March 31, 2025, as compared to $5.0 million for the three months ended March 31, 2024. The increase is driven by the 2025 Term Loan Credit Facility and associated debt refinancing.

Income tax expense. Income tax expense decreased $5.6 million to $2.3 million for the three months ended March 31, 2025, as compared to $7.9 million for the three months ended March 31, 2024. The decrease is primarily attributable to a decrease in income before income taxes for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity to date have been capital contributions from our owners, cash flows from operations, and borrowings under our previous term loan credit facilities, and our previous asset-based loan credit facilities. Going forward, we expect our primary sources of liquidity to be cash flows from operations, availability under our 2023 ABL Credit Facility as amended, borrowings under our 2025 Term Loan Credit Facility, or any other credit facility we enter into in the future and proceeds from any future issuances of debt or equity securities. We expect our primary use of capital will be used for the payment of any dividends to our stockholders and for investing in our business, specifically for acquisition of fit-for-purpose equipment used in our logistics platform, and power-related growth capital expenditures. In addition, we have routine facility upgrades and additional ancillary capital expenditures associated with, among other things, contractual obligations and working capital obligations.

As of March 31, 2025, we had working capital, defined as current assets less current liabilities, of $144.4 million and $124.8 million of availability under the 2023 ABL Credit Facility. Our cash and cash equivalents totaled $68.7 million.

Cash Flow

The following table summarizes our cash flow for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(Unaudited)
Consolidated Statement of Cash Flow Data:	(In thousands)
Net cash provided by (used in) operating activities	$(7,450)	$39,562
Net cash used in investing activities	(228,502)	(237,719)
Net cash provided by financing activities	232,922	175,103
Net decrease in cash	$(3,030)	$(23,054)

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Net Cash Provided by Operating Activities. Net cash used in operating activities was $7.5 million and net cash provided in operating activities was $39.6 million for the three months ended March 31, 2025 and 2024, respectively. Net income adjusted for non-cash items for the three months ended March 31, 2025 resulted in a cash increase of $53.2 million compared with a cash increase of $58.0 million for the three months ended March 31, 2024. This change was primarily due to lower earnings in 2025. Changes in net working capital for the three months ended March 31, 2025 resulted in a cash decrease of $60.7 million compared with a cash decrease of $18.5 million for the three months ended March 31, 2024. This change was primarily due to an increase in accounts receivable in 2025, which was partially offset by increases in accounts payable and accrued liabilities and other liabilities in 2025.

Net Cash Used in Investing Activities. Net cash used in investing activities was $228.5 million and $237.7 million for the three months ended March 31, 2025 and 2024, respectively. The decrease is primarily attributable to less capital spending at the Kermit and Monahans facilities, OnCore distributed mining network, Dune Express and logistics assets during the three months ended March 31, 2025 when compared to the three months ended March 31, 2024. Additionally, we collected $5.4 million in insurance proceeds for the three months ended March 31, 2025 as compared to no insurance proceeds received for the three months ended March 31, 2024. This was offset by a $39.3 million increase in acquisitions with Moser for the three months ended March 31, 2025 when compared to Hi-Crush for the three months ended March 31, 2024.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $232.9 million and $175.1 million for the three months ended March 31, 2025 and 2024, respectively. This increase is primarily related to the proceeds from the Equity Offering and partially offset by payments on the Deferred Cash Consideration Note and the 2023 ABL Credit Facility for the three months ended March 31, 2025 when compared to the three months ended March 31, 2024.

Capital Requirements

Our primary growth and technology initiatives include continued acquisition of fit-for-purpose equipment used in our logistics platform and power-related growth capital expenditures. Outside of our growth and technology initiatives, our business is not presently capital intensive in nature and only requires the maintenance of our facilities. In addition to capital expenditures, we have certain contractual long-term capital requirements associated with our lease and royalty payments and debt. See Note 7 - Leases, Note 8 - Debt and Note 9 - Commitments and Contingencies of the Financial Statements included elsewhere in this Report. Our current level of maintenance capital expenditures is expected to remain within our cash on hand and internally generated cash flow.

We intend to fund our capital requirements through our primary sources of liquidity, which include cash on hand and cash flows from operations and, if needed, availability under our 2023 ABL Credit Facility and borrowings under our 2025 Term Loan Credit Facility.

Debt Agreements

2025 Term Loan Credit Facility

On February 21, 2025, Atlas LLC entered into the 2025 Term Loan Credit Agreement with Stonebriar, as administrative agent and initial lender, pursuant to which Stonebriar extended Atlas LLC a term loan credit facility comprised of a $540.0 million single advance term loan that was made on February 21, 2025.

The 2025 Term Loan Credit Facility is payable in eighty-five consecutive monthly installments, consisting of forty-eight monthly installments of combined principal and interest, thirty-six installments of interest only payments, and a final payment of the remaining outstanding principal balance at maturity. The 2025 Term Loan Credit Facility has a final maturity date of March 1, 2032. The 2025 Term Loan Credit Facility bears interest at a rate equal to 9.51% per annum.

The 2025 Term Loan Credit Facility includes a discount of $18.8 million and de minimis deferred financing fees. As discussed below (Repayment of the 2023 Term Loan Credit Agreement), the 2025 Term Loan Credit Facility also includes previously unamortized debt discount and deferred financing fees of $7.2 million, associated with prior Stonebriar borrowings. These amounts are recorded as a direct reduction from the carrying amount of the debt obligation on the Company’s condensed consolidated balance sheets and are amortized to interest expense using the effective interest method. Interest expense associated with the 2025 Term Loan Credit Facility was $5.5 million for the three months ended March 31, 2025 and the interest expense associated with the discount and deferred financing costs was $0.3 million for the three months ended March 31, 2025.

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

The Company used the proceeds from the 2025 Term Loan Credit Facility (i) to refinance the existing 2023 Term Loan Credit Facility and the ADDT Loan (as defined below), (ii) to finance the cash consideration for the Moser Acquisition, and (iii) for general corporate purposes.

The 2025 Term Loan Credit Facility is unconditionally guaranteed, jointly and severally, by Atlas LLC and its subsidiaries and secured by substantially all of the assets of Atlas LLC and its subsidiaries. The 2025 Term Loan Credit Facility is also unconditionally guaranteed on an unsecured basis by the Company.

As of March 31, 2025, Atlas LLC was in compliance with the covenants of the 2025 Term Loan Credit Facility.

Deferred Cash Consideration Note

In accordance with the Hi-Crush Merger Agreement, the Company issued a secured PIK toggle seller note in an aggregate principle amount of $111.3 million, with a final maturity date of January 31, 2026 (the “Deferred Cash Consideration Note”). The Deferred Cash Consideration Note was part of the consideration transferred and valued at fair value at the acquisition date. This amount is subject to adjustments as set forth in the Hi-Crush Merger Agreement. The Deferred Cash Consideration Note bears interest at a rate of 5.00% per annum if paid in cash, or 7.00% per annum if paid in kind. Interest on the Deferred Cash Consideration Note is payable quarterly in arrears beginning March 29, 2024 through maturity. Interest expense associated with the Deferred Cash Consideration Note was $0.7 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively.

The Deferred Cash Consideration Note included $4.6 million of debt discount and approximately $0.1 million deferred financing costs. The discount and deferred financing costs are a direct reduction from the carrying amount of the debt obligation on the Company’s condensed consolidated balance sheets and are amortized to interest expense using the effective interest method. Interest expense associated with the discount and deferred financing costs were approximately $0.6 million and $0.1 million in total for the three months ended March 31, 2025 and 2024, respectively.

Atlas LLC’s obligations under the Deferred Cash Consideration Note are secured by certain of the assets acquired in connection with the Hi-Crush Transaction. The Deferred Cash Consideration Note is also unconditionally guaranteed by Atlas LLC on an unsecured basis.

Partial Repayment of the Deferred Cash Consideration Note

In February 2025, the Company used a portion of the proceeds from the Equity Offering, to repay $101.3 million of the outstanding principal balance of the Deferred Cash Consideration Note. The Company intends to repay the remaining $10.0 million of principal at maturity.

2023 Term Loan Credit Facility

On July 31, 2023, Atlas LLC entered into a credit agreement (the “2023 Term Loan Credit Agreement”) with Stonebriar, as administrative agent and initial lender, pursuant to which Stonebriar extended Atlas LLC a term loan credit facility comprising a $180.0 million single advance term loan that was made on July 31, 2023 (the “Initial Term Loan”) and commitments to provide up to $100.0 million of delayed draw (the “DDT Loan”) term loans (collectively, the “2023 Term Loan Credit Facility”).

The Initial Term Loan is payable in 84 consecutive monthly installments and a final payment of the remaining outstanding principal balance at maturity. The Initial Term Loan has a final maturity date of July 31, 2030 (the “Maturity Date”) and bears interest at a rate equal to 9.50% per annum. Interest expense associated with the Initial Term Loan was $2.4 million and $4.3 million for the three months ended March 31, 2025 and 2024, respectively, and the interest expense associated with the discount and deferred financing costs was $0.2 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively.

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

On November 8, 2024, the Company drew down $20.0 million of the available $100.0 million from Stonebriar under the DDT Loan with interest (computed on the basis of a 365-day year for the actual number of days elapsed) on the unpaid principal amount hereof from and including the date hereof until paid in full at the rate per annum equal to 10.58%. This DDT Loan shall be payable in 69 consecutive monthly installments commencing on December 1, 2024 and continuing on each Payment Day up to and including August 1, 2030 and then a final installment also payable on August 1, 2030. The Company had interest expense of $0.3 million for the three months ended March 31, 2025. The DDT Loan included de minimis financing costs.

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

Proceeds from the 2023 Term Loan Credit Facility were used to repay outstanding indebtedness under our previous term loan facility, to repay obligations outstanding under certain equipment lease arrangements with Stonebriar and for general corporate purposes.

The 2023 Term Loan Credit Facility is unconditionally guaranteed, jointly and severally, by Atlas LLC and its subsidiaries and secured by substantially all of the assets of Atlas LLC and its subsidiaries. The 2023 Term Loan Credit Facility is unconditionally guaranteed on an unsecured basis by Atlas Energy Solutions Inc.

First Amendment to the 2023 Term Loan Credit Agreement

On February 26, 2024, the Company, Atlas LLC and certain other subsidiaries of the Company entered into the First Amendment to Credit Agreement (the “Term Loan Amendment”), among Company, Atlas LLC, the lenders party thereto and Stonebriar, as administrative agent, which amends the 2023 Term Loan Credit Agreement.

The Term Loan Amendment provided an additional delayed draw term loan (the “ADDT Loan”) in the aggregate principal amount of $150.0 million with interest (computed on the basis of a 365-day year for the actual number of days elapsed) on the unpaid principal amount thereof from and including the date of the amendment until paid in full at the rate per annum equal to 10.86%. The ADDT Loan is payable in 76 consecutive monthly installments of combined principal and interest each in the amount of $2.7 million commencing April 1, 2024 and continuing up to and including August 1, 2030. There was interest expense of $2.0 million and $1.4 million for the three months ended March 31, 2025 and 2024, respectively.

The ADDT Loan included $1.5 million of debt discount and $0.5 million in deferred financing costs. The discount and deferred financing costs are a direct reduction from the carrying amount of the debt obligation on the Company’s condensed consolidated balance sheets and are amortized to interest expense using the effective interest method. Interest expense associated with the discount and deferred financing costs were $0.1 million and de minimis in total for the three months ended March 31, 2025 and 2024, respectively.

Second Amendment to the 2023 Term Loan Credit Agreement

On January 27, 2025, the Company entered into the Second Term Loan Amendment, which increased the existing DDT Loan by an aggregate principal amount of $100.0 million (the “Acquisition Loan”) to a total of $200.0 million, with interest (computed on the basis of a 365-day year for the actual number of days elapsed) on the unpaid principal amount thereof from and including the date of the funding on the Acquisition Loan (“Funding Date”) until paid in full. The Acquisition Loan will accrue interest at a rate equal to 5.95% plus the greater of (A) the Term SOFR and (B) 4.30%, as determined on the Funding Date the Acquisition Loan is payable in 60 consecutive monthly installments of combined principal and interest. In the event of a prepayment of the Acquisition Loan, Atlas LLC will be required to pay, and we have agreed to guaranty payment by Atlas LLC of, a premium on such prepayment amount of (A) 4%, if prepaid on or prior to the first anniversary of the Funding Date, (B) 3% if prepaid after the first, but on or prior to the second, anniversary of the Funding Date and (C) 2% if paid after the second anniversary of the Funding Date.

Repayment of the 2023 Term Loan Credit Agreement

On February 21, 2025, Atlas LLC entered into the 2025 Term Loan Credit Agreement with Stonebriar, proceeds from which were used to repay $332.4 million of the remaining principal and $1.8 million of accrued interest of the Initial Term Loan, the DDT Loan, and the ADDT Loan. As this transaction was accounted for as a modification under ASC 470, “Debt,” these fees paid to the lender, as well as previously unamortized debt discount and deferred financing fees associated with the Initial Term Loan, the DDT Loan, and the ADDT Loan of $7.2 million were deferred and recorded as a direct reduction from the carrying amount of the debt obligation on the condensed consolidated balance sheets. These deferred costs are amortized to interest expense using the effective interest method. In connection with this refinancing, on February 21, 2025, we incurred prepayment fees on the Initial Term Loan, the DDT Loan, and the ADDT Loan of $13.3 million. The Company recorded the prepayment fees as additional debt discount and amortizes the amount as an adjustment over the remaining term of the modified debt instrument.

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

Atlas LLC may also request swingline loans under the 2023 ABL Credit Agreement in an aggregate principal amount not to exceed $7.5 million. During the three months ended March 31, 2025 and the year ended December 31, 2024, Atlas LLC had no outstanding swingline loans under the 2023 ABL Credit Facility.

Borrowings under the 2023 ABL Credit Facility bear interest, at Atlas LLC’s option, at either a base rate or Term SOFR (as defined in the 2023 ABL Credit Agreement), as applicable, plus an applicable margin based on average availability as set forth in the 2023 ABL Credit Agreement. Term SOFR loans bear interest at Term SOFR for the applicable interest period plus an applicable margin, which ranges from 1.50% to 2.00% per annum based on average availability as set forth in the 2023 ABL Credit Agreement. Base rate loans bear interest at the applicable base rate, plus an applicable margin, which ranges from 0.50% to 1.00% per annum based on average availability as set forth in the 2023 ABL Credit Agreement. In addition to paying interest on outstanding principal under the 2023 ABL Credit Facility, Atlas LLC is required to pay a commitment fee which ranges from 0.375% per annum to 0.500% per annum with respect to the unutilized commitments under the 2023 ABL Credit Facility, based on the average utilization of the 2023 ABL Credit Facility. Atlas LLC is required to pay customary letter of credit fees, to the extent that one or more letter of credit is outstanding. For the three months ended March 31, 2025 and 2024, we recognized $0.1 million and $0.2 million, respectively, of interest expense, unutilized commitment fees and other fees under the 2023 ABL Credit Facility, classified as interest expense.

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

On March 5, 2024 and November 12, 2024, the Company drew down $50.0 million and $20.0 million, respectively, under the 2023 ABL Credit Facility for general corporate purposes. There was interest expense of $0.6 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively. The draw included $0.3 million in debt issuance costs and $0.3 million in deferred financing costs. These costs are recorded under other long-term assets on the condensed consolidated balance sheets and are amortized on a straight-line basis over the life of the agreement. Interest expense associated with the amortization of these costs was $0.1 million and de minimis for the three months ended March 31, 2025 and 2024, respectively.

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

The 2023 ABL Credit Facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of March 31, 2025, the Company was in compliance with the covenants under the 2023 ABL Credit Facility.

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

Second Amendment to the 2023 ABL Credit Agreement

On January 27, 2025, Atlas LLC and certain other subsidiaries of the Company entered the Second ABL Amendment, among Atlas LLC, as the borrower, the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as the ABL Agent. The Second ABL Amendment amends that certain Loan, Security and Guaranty Agreement dated as of February 22, 2023, as amended.

The Second ABL Amendment permitted the Company and its applicable affiliates to enter into the Second Term Loan Amendment, pursuant to which the principal amount of the existing DDT Loan was increased by an aggregate principal amount of $100.0 million.

Third Amendment to the 2023 ABL Credit Agreement

On February 21, 2025, Atlas LLC and certain other subsidiaries of the Company entered into the Third ABL Amendment, among Atlas LLC, as the borrower, the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as the ABL Agent. The Third ABL Amendment amends that certain Loan, Security and Guaranty Agreement dated as of February 22, 2023, as amended.

The Third ABL Amendment permitted the Company and its applicable affiliates to enter into the 2025 Term Loan Credit Agreement, pursuant to which Atlas LLC borrowed $540.0 million from Stonebriar in a single advance term loan that was made on February 21, 2025.

Repayment of the 2023 ABL Credit Facility

In February 2025, the Company used a portion of the proceeds from the Equity Offering, to repay the remaining $70.0 million of the outstanding principal balance of the 2023 ABL Credit Facility.

As of March 31, 2025, Atlas LLC had no outstanding borrowings and $0.2 million in outstanding letters of credit under the 2023 ABL Credit Facility. Additionally, as of March 31, 2025, the Borrowing Base was $125.0 million and Availability was $124.8 million.

Other Indebtedness

The Company has other indebtedness of $6.6 million of equipment finance notes as of March 31, 2025. There was de minimis interest expense for the three months ended March 31, 2025 and no interest expense for the three months ended March 31, 2024. These equipment finance notes have terms ending in April 2025 through December 2029 and interest rates ranging from 1.99% to 8.45%.

Critical Accounting Policies and Estimates

As of March 31, 2025, there have been no material changes to our critical accounting policies and related estimates previously disclosed in our Annual Report. Refer to the accounting policies discussed in the notes to our Financial Statements under Note 2 - Summary of Significant Accounting Policies.

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

Business Combinations

We allocate the purchase price of any business we acquire to the identifiable assets acquired and liabilities assumed based on their estimated fair values. Any excess purchase price over the fair value of the net identifiable assets acquired is recorded as goodwill. We use all available information to estimate fair values, including quoted market prices, the carrying value of acquired assets and assumed liabilities and valuation techniques such as discounted cash flows, relief-from-royalty method, with or without method, multi-period excess earnings method, or cost to recreate method. We engage third-party appraisal firms to assist in the fair value determination of identifiable long-lived assets, identifiable intangible assets, as well as any contingent consideration that provides for additional consideration to be paid to the seller if certain future conditions are met. These estimates are reviewed during the 12-month measurement period and adjusted as soon as the necessary information becomes available but no later than one year from the acquisition date. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our financial condition or results of operations. For further discussion on our recently completed acquisitions, see Note 3 - Acquisitions, to the accompanying Financial Statements included elsewhere in this Report.

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

The expected future cash flows used for impairment reviews and related fair value calculations are based on subjective, judgmental assessments of projected revenue growth, pricing, gross profit rates, SG&A rates, working capital fluctuations, capital expenditures, discount rates and terminal growth rates. The acquired definite-lived intangible assets are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For further discussion on our recently completed acquisitions, see Note 4 - Goodwill and Acquired Intangible Assets, to the accompanying Financial Statements included elsewhere in this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our business is subject to various types of market risks that include interest rate risks, market demand risks, commodity pricing risks, credit risks and inflation risks. Except as set forth below, our risk exposure related to these items has not changed materially since December 31, 2024.

Interest Rate Risks

In February 2025, we used a portion of the net proceeds from the Equity Offering to repay the remaining $70.0 million of outstanding principal under the 2023 ABL Credit Facility. As of March 31, 2025, we had no variable-rate indebtedness outstanding.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.

Material Weakness

As previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, management identified deficiencies related to our information technology (“IT”) general controls (“ITGCs”) in the area of IT program change management and logical access controls that, when viewed in combination, aggregated to a material weakness. Specifically, management determined that we did not maintain effective controls over program change management and logical access for financially significant applications to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately. As a result, the application controls and IT-dependent manual controls that rely upon information from the impacted IT applications were also deemed ineffective.

While we have concluded that this material weakness did not result in a material misstatement in our Financial Statements, it was not remediated as of March 31, 2025, and thus could have created a reasonable possibility that a material misstatement to the annual or interim financial statements would not have been prevented or detected on a timely basis. Accordingly, we determined that these control deficiencies constituted a material weakness.

With respect to the material weakness above, management is developing a remediation plan to address the material weakness and to improve the design and operating effectiveness of our ITGCs. We believe that upon completion, we will have strengthened our ITGCs to address and successfully remediate the identified material weakness. However, control weaknesses are not considered remediated until new internal controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively.

Moser Acquisition

As disclosed in Note 3 - Acquisitions in the notes to the accompanying Financial Statements, we acquired Moser and its wholly-owned subsidiary on February 24, 2025, and its total revenues constituted approximately 2.5% of total revenues as shown in our Financial Statements for the three months ended March 31, 2025. The total assets of Moser acquired constituted approximately 12.0% of total assets as shown in our Financial Statements as of March 31, 2025. We excluded Moser’s disclosure controls and procedures that are subsumed by its internal control over financial reporting from the scope of management’s assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the guidance issued by the Staff of the SEC that an assessment of a recently acquired business’s internal controls may be omitted from management’s assessment of internal control over financial reporting for one year following the acquisition. As part of the Company’s ongoing integration activities, the Company’s financial reporting controls and procedures are in the process of being implemented with respect to the acquired operations. The Company and Moser used separate accounting systems through March 31, 2025. The Financial Statements presented in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 were prepared using information obtained from these separate accounting systems.

Changes in Internal Control over Financial Reporting

Other than the material weakness and incorporating Moser’s controls following the Moser Acquisition described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Except as set forth below, during the three months ended March 31, 2025, there have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report.

Changes in U.S. trade policy and the impact of tariffs could adversely affect our business, results of operations and financial position.

Our business and results of operations may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments. For example, on March 12, 2025, the U.S. government imposed a 25% tariff on steel imports, and on April 2, 2025, the U.S. government announced a 10% tariff on product imports from almost all countries and individualized higher tariffs on certain other countries. As a result of the current administration’s trade policy, tariffs may increase our and our customers’ raw material input costs. Any further trade restrictions, retaliatory trade measures or additional tariffs could result in higher input costs to produce our products and increased costs to provide our services. To the extent that we are unable to pass all or any of such cost increases on to our customers, such cost increases could adversely affect our returns on investment and limit our ability to pursue future growth projects.

The imposition of further tariffs by the United States on a broader range of imports, or further retaliatory trade measures taken in response to additional tariffs, could increase costs in our supply chain or reduce demand for our or our customers’ products, either of which could adversely affect our results of operations. To the extent any such tariffs remain in place for a sustained period of time, or in the event of a global or domestic recession resulting therefrom, our customers could decide to delay currently planned growth projects or forego them entirely, each of which could result in decreased demand for our products and services and adversely affect our results of operations and financial condition.

The ultimate impact of these trade measures on our business operations and financial results is uncertain and may be affected by various factors, including whether and when such trade measures are implemented, the timing when such measures may become effective, and the amount, scope, or nature of such trade measures, and our ability to execute strategies to mitigate the potential negative impacts resulting therefrom.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

As discussed elsewhere in this Report, on February 24, 2025, we consummated the Moser Acquisition in accordance with the Moser Purchase Agreement, pursuant to which we acquired 100% of the authorized, issued and outstanding equity ownership interests in Moser AcquisitionCo and Moser Engine Service, Inc. (d/b/a Moser Energy Systems) in exchange for (i) cash consideration of $180.0 million and (ii) approximately 1.7 million shares of Common Stock, issued at the closing of the Moser Acquisition.

The issuance of the Moser Stock Consideration to the Moser Stockholders was completed in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(a)(2) thereof as a transaction by an issuer not involving any public offering.

Use of Proceeds

On February 3, 2025, the Company conducted an underwritten public offering of 11.5 million shares of our Common Stock at a public offering price of $23.00 per share. The Company received approximately $253.1 million of net proceeds from the sale of shares of our Common Stock, after deducting underwriting discounts and commissions. We used the net proceeds from this offering (i) to repay the $70.0 million outstanding on the 2023 ABL Credit Facility, (ii) to repay $101.3 million of the Deferred Cash Consideration Note, and (iii) the remainder for general corporate purposes.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 C.F.R. Section 229.104) is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

Item 5. Other Information.

During the three months ended March 31, 2025, none of our officers or directors (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

The information called for by this Item is incorporated herein by reference from the Exhibit Index included in this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1#

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

10.2

Second Amendment to Credit Agreement, dated as of January 27, 2025, by and between Atlas Sand Company, LLC, as borrower, and Stonebriar Commercial Finance LLC, as lender (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-41828) filed on January 27, 2025).

10.3#

Credit Agreement, dated as of February 21, 2025, by and between Atlas Sand Company, LLC, as borrower, and Stonebriar Commercial Finance LLC, as administrative agent and initial lender (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Commission File No. 001-41828) filed on February 24, 2025).

10.4#

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

10.5

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

ATLAS ENERGY SOLUTIONS INC.

Date: May 6, 2025	By:	/s/ John Turner
John Turner
President and Chief Executive Officer

	By:	/s/ Blake McCarthy
Blake McCarthy
Chief Financial Officer