Form 10-Q
period 2025-06-30
Atlas Energy Solutions Inc.
filed 2025-08-05
CIK 1984060

AESI

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-41828

Atlas Energy Solutions Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	93-2154509
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5918 W. Courtyard Drive, Suite 500 Austin, Texas	78730
(Address of principal executive offices)	(Zip Code)

(512) 220-1200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	AESI	New York Stock Exchange NYSE Texas

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

As of July 31, 2025, the registrant had 123,738,998 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Atlas Energy Solutions Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$78,809	$71,704
Accounts receivable, net	185,978	165,967
Inventories	17,466	17,302
Spare part inventories, net	38,142	23,248
Prepaid expenses and other current assets	14,064	11,197
Total current assets	334,459	289,418
Property, plant and equipment, net	1,551,241	1,486,246
Operating lease right-of-use assets	13,466	13,632
Finance lease right-of-use assets	9,805	5,034
Goodwill	137,326	68,999
Intangible assets, net	198,155	105,867
Other long-term assets	3,323	3,456
Total assets	$2,247,775	$1,972,652
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$90,579	$119,018
Accounts payable - related parties	84	226
Accrued liabilities	72,105	60,294
Current portion of long-term debt	36,355	43,736
Current portion of operating lease liabilities	2,253	6,622
Current portion of finance lease liabilities	3,471	2,811
Current portion of deferred revenue	4,699	7,755
Other current liabilities	5,202	2,603
Total current liabilities	214,748	243,065
Long-term debt, net of discount and deferred financing costs	492,069	466,989
Deferred tax liabilities	240,812	206,872
Operating lease liabilities	12,174	7,454
Finance lease liabilities	6,147	2,483
Asset retirement obligation	7,400	7,040
Other long-term liabilities	3,093	2,193
Total liabilities	976,443	936,096
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; 500,000,000 authorized; no shares issued and outstanding as of June 30, 2025 and December 31, 2024.	—	—
Common Stock, $0.01 par value, 1,500,000,000 shares authorized, 123,712,848 shares and 110,217,322 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	1,237	1,102
Additional paid-in-capital	1,274,434	1,035,454
Retained earnings (Accumulated deficit)	(4,339)	—
Total stockholders’ equity	1,271,332	1,036,556
Total liabilities and stockholders’ equity	$2,247,775	$1,972,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atlas Energy Solutions Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Product revenue	$126,328	$128,210	$265,973	$241,642
Service revenue	146,355	159,308	296,964	238,543
Rental revenue	15,993	—	23,330	—
Total revenue	288,676	287,518	586,267	480,185
Cost of sales (excluding depreciation, depletion and accretion expense)	195,904	202,136	401,967	308,882
Depreciation, depletion and accretion expense	40,633	25,027	77,633	42,202
Gross profit	52,139	60,355	106,667	129,101
Selling, general and administrative expense (including stock-based compensation expense of $8,290, $5,466, $14,808, and $9,672, respectively)	34,371	27,266	68,783	55,249
Credit loss expense	4,110	—	4,110	25
Amortization expense of acquired intangible assets	6,465	3,768	11,250	4,829
Loss on disposal of assets	—	11,098	—	11,098
Insurance recovery (gain)	—	(10,000)	—	(10,000)
Operating income	7,193	28,223	22,524	67,900
Interest (expense), net	(14,798)	(10,458)	(26,876)	(15,436)
Other income, net	370	138	629	161
Income (loss) before income taxes	(7,235)	17,903	(3,723)	52,625
Income tax expense (benefit)	(1,677)	3,066	616	11,001
Net income (loss)	$(5,558)	$14,837	$(4,339)	$41,624

Net income (loss) per common share
Basic	$(0.04)	$0.13	$(0.04)	$0.39
Diluted	$(0.04)	$0.13	$(0.04)	$0.39
Weighted average common shares outstanding
Basic	123,655	111,064	120,965	106,394
Diluted	123,655	112,023	120,965	107,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atlas Energy Solutions Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock		Additional	Retained Earnings	Stockholders’
	Shares	Value	Paid-In-Capital	(Accumulated Deficit)	Equity
Balance at December 31, 2024	110,217	$1,102	$1,035,454	$—	$1,036,556
Net Income (loss)	—	—	—	(4,339)	(4,339)
Dividends	—	—	(61,341)	—	(61,341)
Dividend equivalent rights	—	—	(1,589)	—	(1,589)
Stock-based compensation	—	—	14,808	—	14,808
Repurchases of Common Stock under share repurchase program	(16)	—	(200)	—	(200)
Issuance of Common Stock upon vesting of RSUs, net of shares withheld for income taxes	284	3	(1,021)	—	(1,018)
Issuance of Common Stock from equity offering, net of issuance costs	11,500	115	252,955	—	253,070
Equity issued in connection with Moser Acquisition	1,728	17	35,368	—	35,385
Balance at June 30, 2025	123,713	$1,237	$1,274,434	$(4,339)	$1,271,332

	Common Stock		Additional	Retained Earnings	Stockholders’
	Shares	Value	Paid-In-Capital	(Accumulated Deficit)	Equity
Balance at December 31, 2023	100,026	$1,000	$908,079	$(41,255)	$867,824
Net Income	—	—	—	41,624	41,624
Dividends	—	—	(45,173)	—	(45,173)
Dividend equivalent rights	—	—	(1,069)	—	(1,069)
Stock-based compensation	—	—	9,672	—	9,672
Issuance of Common Stock upon vesting of RSUs, net of shares withheld for income taxes	126	1	(1)	—	—
Equity issued in connection with Hi-Crush Transaction	9,711	97	188,985	—	189,082
Balance at June 30, 2024	109,863	$1,098	$1,060,493	$369	$1,061,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atlas Energy Solutions Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net income (loss)	$(4,339)	$41,624
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and accretion expense	79,981	43,893
Amortization expense of acquired intangible assets	11,250	4,829
Amortization of debt discount	2,508	1,490
Amortization of deferred financing costs	203	196
Loss on disposal of assets	—	11,098
Stock-based compensation	14,808	9,672
Deferred income tax	(1,623)	10,279
Credit loss expense	4,110	25
Other	(230)	(774)
Changes in operating assets and liabilities:
Accounts receivable	(16,940)	(29,509)
Inventories	(164)	(8,094)
Spare part inventories	(4,327)	(4,204)
Prepaid expenses and other current assets	(2,377)	(4,205)
Other long-term assets	97	(519)
Accounts payable	(9,454)	1,957
Accounts payable - related parties	(142)	(162)
Deferred revenue	(3,979)	(2,275)
Accrued liabilities and other liabilities	11,810	25,097
Net cash provided by operating activities	81,192	100,418
Investing activities:
Purchases of property, plant and equipment	(92,657)	(211,276)
Acquisition, net of cash acquired	(181,511)	(142,233)
Proceeds from insurance recovery	5,398	—
Net cash used in investing activities	(268,770)	(353,509)
Financing Activities:
Proceeds from equity offering, net of issuance costs	253,070	—
Proceeds from term loan borrowings	188,805	151,539
Principal payments on term loan borrowings	(9,477)	(5,598)
Payment on ABL credit facility	(70,000)	—
Payment on Deferred Cash Consideration Note	(101,252)	—
Payments under finance leases	(1,691)	(911)
Repurchases of Common Stock under share repurchase program	(200)	—
Repayment of equipment finance notes	(2,064)	(1,071)
Dividends	(61,341)	(45,173)
Taxes withheld on vesting RSUs	(1,021)	—
Issuance costs associated with debt financing	(146)	(1,146)
Proceeds from ABL credit facility	—	50,000
Net cash provided by financing activities	194,683	147,640
Net increase (decrease) in cash and cash equivalents	7,105	(105,451)
Cash and cash equivalents, beginning of period	71,704	210,174
Cash and cash equivalents, end of period	$78,809	$104,723
Supplemental cash flow information
Cash paid during the period for:
Interest	$25,652	$16,932
Taxes	$1,401	$2,000
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment in accounts payable and accrued liabilities	$14,226	$55,826
Acquisition consideration, equity issuance	$35,385	$189,082
Equipment assets acquired through debt	$9,162	$—
Hi-Crush acquisition consideration, Deferred Cash Consideration Note	$—	$107,189

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

The foregoing description of the Moser Acquisition and the Moser Purchase Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Moser Purchase Agreement, a copy of which is filed as Exhibit 2.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 6, 2025.

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

The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other period. The Financial Statements and these notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of all highly-liquid investments that are readily convertible into cash and have original maturities of three months or less when purchased. As of June 30, 2025, we have deposits of $40.5 million in an Insured Cash Sweep (“ICS”) Deposit Placement Agreement within IntraFi Network LLC facilitated by our bank. The ICS program provides the Company with access to Federal Deposit Insurance Corporation (“FDIC”) insurance for our total cash held within the ICS. We place our remaining cash deposits with high-credit-quality financial institutions. At times, a portion of our cash may be uninsured or in deposit accounts that exceed or are not covered under the FDIC limit.

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

We are exposed to credit losses primarily through sales of products, services, and rentals. We analyze accounts receivable on an individual customer and overall basis through review of historical collection experience and current aging status of our customer accounts. We also consider the financial condition and economic environment of our customers in evaluating the need for an allowance. The Company considers its trade receivables to consist of two portfolio segments: general receivables and shortfall receivables. General receivables result from fulfilling a performance obligation associated with a customer contract. Shortfall receivables result when a customer does not meet the minimum purchases over a period of time defined in the applicable contract. For the shortfall receivables, which were $34.2 million as of June 30, 2025, we recognized credit loss expense of $4.1 million for both the three and six months ended June 30, 2025, due to a dispute with a counterparty. Credit losses are estimated using the discounted cash flows methodology. For the three months ended June 30, 2024 we did not recognize credit loss expense and for the six months ended June 30, 2024, we recognized de minimis credit loss expense. On the condensed consolidated statement of operations, the six months ended June 30, 2024 credit loss expense was reclassified out of selling, general and administrative expense to credit loss expense for comparable presentation with the current period. On the condensed consolidated statement of cash flows for the six months ended June 30, 2024, we reclassified certain operating activities for comparable presentation with the current period resulting in no change to net cash provided by operating activities. As of June 30, 2025 and December 31, 2024, we had $4.6 million and $0.3 million in allowance for credit losses, respectively. Allowance for credit losses is included in accounts receivable on the condensed consolidated balance sheets.

As of June 30, 2025, three customers represented 21.3%, 15.0%, and 14.8% of the Company’s outstanding accounts receivable trade balance. As of December 31, 2024, two customers represented 22.2% and 11.2% of the Company’s outstanding accounts receivable trade balance.

Inventories

Inventories include raw sand stockpiles, in-process product, finished product available for shipment, and power equipment comprised of generators for sale. Inventories are valued at the lower of cost or net realizable value. Cost is determined using a weighted average cost method. Production costs include direct excavation costs, production personnel and benefits costs, processing costs, rental equipment costs, other costs directly attributable to plant operations, depreciation, and depletion.

Spare Part Inventories

Spare part inventories include critical spares, materials and supplies used in the sand and logistics segment along with equipment parts used in the power segment. Spare part inventories are valued at the lower of cost or net realizable value. Cost is determined using a weighted average cost method.

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

Other Intangible Assets

Other intangible assets consist of internal-use software. The Company applies the provisions of ASC 350, “Intangibles-Goodwill and Other.” Costs associated with the acquisition of an internal-use software are capitalized when incurred and amortized over the estimated useful life of the license or application, which is generally 1 to 5 years. As of June 30, 2025 and December 31, 2024, the balance of other intangible assets was $3.6 million and $3.1 million, respectively.

Amortization expense associated with the other intangibles was $0.3 million and $0.5 million for the three and six months ended June 30, 2025, respectively. Amortization expense associated with the other intangibles was $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively. The amortization expense is recorded in depreciation, depletion and accretion expense in the condensed consolidated statements of operations and condensed consolidated statements of cash flows.

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

The estimated liability is based on third-party estimates of costs to abandon, including estimated economic lives and external estimates as to the cost to bring the land to a state required by the lease agreements. The Company utilized a discounted rate reflecting management’s best estimate of the credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in the estimated costs, changes in the economic life or if federal or state regulators enact new requirements regarding the abandonment. Accretion expense was $0.2 million and $0.4 million for the three and six months ended June 30, 2025, respectively. Accretion expense was $0.2 million and $0.3 million for the three and six months ended June 30, 2024, respectively. Accretion is recorded on the condensed consolidated statement of operations in depreciation, depletion and accretion expense. The current portion of the asset retirement obligation, $0.3 million, is recorded within other current liabilities and the long-term portion, $7.4 million, is recorded within asset retirement obligations on the Company’s condensed consolidated balance sheets.

Changes in the asset retirement obligations are as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Beginning Balance	$7,817	$2,705
Revision of estimates	366	—
Additions to liabilities	—	5,980
Accretion expense	380	255
Settlements	(858)	(354)
Ending Balance	$7,705	$8,586

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

As of the dates indicated, our debt consisted of the following (in thousands):

	At June 30, 2025		At December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial liabilities
Outstanding principal amount of the 2025 Term Loan Credit Facility	$508,797	$567,445	$—	$—	Level 2 – Market Approach
Outstanding principal amount of the of the Deferred Cash Consideration Note	$8,471	$10,089	$108,519	$110,598	Level 2 – Market Approach
Outstanding amount of the other indebtedness	$11,156	$11,156	$4,058	$4,058	Level 1 – Quoted Prices
Outstanding principal amount of the Initial Term Loan under the 2023 Term Loan Credit Facility	$—	$—	$174,141	$193,523	Level 2 – Market Approach
Outstanding principal amount of the ADDT Loan	$—	$—	$134,013	$149,266	Level 2 – Market Approach
Outstanding principal amount of the DDT Loan under the 2023 Term Loan Credit Facility	$—	$—	$19,994	$22,145	Level 2 – Market Approach
Outstanding principal amount of the 2023 ABL Credit Facility	$—	$—	$70,000	$70,000	Level 1 – Quoted Prices
•
Our 2025 Term Loan Credit Facility (defined in Note 8 - Debt) with Stonebriar Commercial Finance LLC (“Stonebriar”), pursuant to which Stonebriar extended a $540.0 million single advance term loan, bears interest at a rate equal to 9.51% per annum. The loan is payable in eighty-five consecutive monthly installments, consisting of forty-eight monthly installments of combined principal and interest, thirty-six installments of interest only payments, and a final payment of the remaining outstanding principal balance at maturity. As of June 30, 2025, the fair value of debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments. These inputs are not quoted prices in active markets, but they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs.
•
The Deferred Cash Consideration Note (defined in Note 8- Debt) entered into in connection with the Hi-Crush Transaction was recorded at fair value as of the acquisition date. As of June 30, 2025 and December 31, 2024, the fair value of debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments. These inputs are not quoted prices in active markets, but they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs.
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

Certain of the Company’s contracts contain shortfall provisions that calculate agreed upon fees that are billed when the customer does not meet the minimum purchases over a period of time defined in each contract and when collectability is reasonably certain. As the Company does not have the ability to predict customers’ orders over the period, there are constraints around the ability to recognize the variability in consideration related to this condition. The Company recognized shortfall provision revenue of $11.5 million and $23.9 million for the three and six months ended June 30, 2025, respectively, which was recorded in product revenue in the condensed consolidated statements of operations. The Company recognized shortfall provision revenue of $1.5 million and $2.0 million for the three and six months ended June 30, 2024, respectively.

The Company’s revenue was generated in the United States for the three and six months ended June 30, 2025 and 2024. Revenue is disaggregated by product, service, and rental revenue, no further disaggregation of revenue information is provided.

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

Deferred Revenues

The Company occasionally receives prepayments from customers for future deliveries of product or contributions in aid of construction. Amounts received from customers in advance of product deliveries are recorded as contract liabilities referred to as deferred revenues and are recognized as revenue upon delivery of the product. Certain prepayments are secured by collateral interest in certain property, plant and equipment. The Company recognized revenue of $1.9 million and $4.2 million from deferred revenue for the three and six months ended June 30, 2025, respectively. The Company recognized revenue of $1.7 million and $2.3 million from deferred revenue for the three and six months ended June 30, 2024, respectively.

Changes in the deferred revenues balance are as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Beginning Balance	$7,755	$—
Customer prepayment acquired in acquisitions	923	13,248
Consideration received and deferred	268	—
Revenue recognized	(4,247)	(2,274)
Ending Balance	$4,699	$10,974

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

Income Taxes

The Company, under ASC 740–Income Taxes (“ASC 740”), computes its quarterly taxes using an estimated annual effective tax rate which is applied to year-to-date pre-tax book net income, except for discrete items. For the period ended June 30, 2025, the Company determined the best estimate of the annual effective tax rate was the year-to-date effective tax rate which was applied to year-to-date income to estimate quarterly taxes. Income taxes associated with discrete items are computed and recorded in the period that the specific transaction occurs.

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

As of June 30, 2025 and December 31, 2024, the Company did not have any liabilities for uncertain tax positions or gross unrecognized tax benefits. Our income tax returns from 2021, 2022 and 2023 are subject to examinations by U.S. federal, state or local tax authorities. The Company cannot predict or provide assurance as to the ultimate outcome of any existing or future examinations.

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

The following table summarizes the preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed as of February 24, 2025, including measurement period adjustments through June 30, 2025 (in thousands):

	Fair Value
	February 24, 2025	Adjustments	June 30, 2025
Cash and cash equivalents	$6,024	$—	$6,024
Accounts receivable	12,579	—	12,579
Spare parts inventories	11,278	(711)	10,567
Prepaid expenses and other current assets	559	—	559
Property, plant and equipment	65,303	(956)	64,347
Intangible assets	102,400	600	103,000
Operating lease right-of-use assets	5,423	—	5,423
Finance lease right-of-use assets	1,414	—	1,414
Accounts payable	(3,618)	—	(3,618)
Accrued liabilities	(2,375)	—	(2,375)
Current portion of operating lease liabilities	(1,239)	—	(1,239)
Current portion of finance lease liabilities	(561)	—	(561)
Current portion of deferred revenue	(923)	—	(923)
Other current liabilities	(4)	—	(4)
Deferred tax liabilities	(35,594)	31	(35,563)
Operating lease liabilities	(4,184)	—	(4,184)
Finance lease liabilities	(853)	—	(853)
Goodwill	67,291	1,036	68,327
Net Assets Acquired	$222,920	$—	$222,920

The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. The above fair values of assets acquired and liabilities assumed are preliminary and are based on the information that was available as of the reporting date. The Company retained an independent appraiser to determine the fair value of assets acquired and liabilities assumed. In accordance with the acquisition method of accounting, the purchase price of Moser has been allocated to the acquired assets and assumed liabilities based on their preliminary estimated acquisition date fair values. The fair value estimates were based on income, market, and cost valuation methods. These fair values were based on inputs that are not observable in the market and thus represent Level 3 inputs. Several significant assumptions and estimates were involved in the application of these valuation methods, including discount rates, future expected cash flows and other future events that are based on the Company’s best judgment from the information available. The excess of the total consideration over the estimated fair value of the amounts initially assigned to the identifiable assets acquired and liabilities assumed has been recorded as goodwill. The final determination of the fair value of certain assets and liabilities will be completed as soon as the necessary information becomes available but no later than one year from the acquisition date. The Company expects to continue to obtain information for the purpose of determining the fair value of the assets acquired and liabilities assumed on the acquisition date throughout the remainder of the measurement period. As of June 30, 2025, we had purchase price adjustments that resulted in a de minimis change in depreciation, depletion and accretion expense and amortization expense on the condensed consolidated statements of operations for both the three and six months ended June 30, 2025.

The Company’s condensed consolidated statement of operations includes revenue of $16.0 million and $23.3 million for the three and six months ended June 30, 2025, respectively, attributable to the acquired Moser operations. The Company’s condensed consolidated statement of operations includes direct operating expenses of $6.0 million and $8.3 million for the three and six months ended June 30, 2025, respectively, attributable to the acquired Moser operations. Of the $68.3 million of goodwill recognized, a de minimis amount is considered non-deductible goodwill primarily attributable to the entry into the power segment along with economies of scale. The goodwill from the Moser Acquisition was assigned to the power segment.

The following transactions were recognized separately from the acquisition of assets and assumption of liabilities in the Moser Acquisition.

•
Transaction costs consisting of legal and professional fees. For the three and six months ended June 30, 2025, the Company incurred $0.3 million and $7.2 million fees, respectively, which were expensed as incurred and presented in selling, general and administrative expenses in the condensed consolidated statements of operations.
•
In connection with the Moser Acquisition, the Company entered into the 2025 Term Loan Credit Facility (defined in Note 8 - Debt). See Note 8 – Debt for further information.

Identifiable Intangible Assets Acquired

The following table summarizes key information underlying identifiable intangible assets related to the Moser Acquisition:

	Useful Life (In years)	Fair Value (In thousands)
Customer relationships	10	$73,500
Trade name	10	6,600
Proprietary technology (generators)	10	17,800
Proprietary technology (military applications)	5	5,100
Total		$103,000

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

Pro Forma Financial Information

The following table summarizes, on an unaudited pro forma basis, the condensed combined results of operations of the Company for the three and six months ended June 30, 2025 and 2024, assuming the Moser Acquisition had occurred on January 1, 2024 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)
Revenue	$288,676	$305,847	$597,206	$517,071
Net income (loss)	$(5,114)	$13,786	$2,488	$35,859

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

Note 4 – Goodwill and Acquired Intangible Assets

Goodwill

Changes in the carrying value of goodwill (in thousands):

Balance at December 31, 2024	$68,999
Moser Acquisition	68,327
Balance at June 30, 2025	$137,326

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

Acquired Intangible Assets

The following table presents the detail of acquired intangible assets other than goodwill as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025			December 31, 2024
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Customer relationships	$173,726	$(15,815)	$157,911	$100,226	$(8,244)	$91,982
Trade names	21,450	(6,777)	14,673	14,850	(4,072)	10,778
Proprietary technology	22,900	(974)	21,926	—	—	—
Total	$218,076	$(23,566)	$194,510	$115,076	$(12,316)	$102,760

Amortization expense recognized during the three and six months ended June 30, 2025, was $6.5 million $11.3 million, respectively, and was recorded in amortization expense of acquired intangible assets on the condensed consolidated statements of operations. Amortization expense recognized during the three and six months ended June 30, 2024 was $3.7 million and $4.8 million, respectively.

Refer to Note 3 - Acquisitions for additional information over these acquired intangible assets.

Estimated future amortization expense is as follows (in thousands):

Remainder of 2025	$12,891
2026	25,783
2027	21,711
2028	20,833
2029	20,833
2030	19,969
Thereafter	72,490
Total	$194,510

Note 5 – Inventories

Inventories consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$3,205	$2,793
Work-in-process	7,615	7,641
Finished goods	5,737	6,868
Power equipment	909	—
Inventories	$17,466	$17,302

Note 6 – Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Plant facilities associated with productive, depletable properties	$309,859	$308,147
Plant equipment	836,306	770,738
Land	8,402	8,402
Furniture and office equipment	4,339	2,587
Computer and network equipment	2,084	2,047
Buildings and leasehold improvements	51,186	46,738
Power equipment	73,320	—
Logistics equipment	541,724	94,946
Construction in progress	32,463	485,515
Property, plant and equipment	1,859,683	1,719,120
Less: Accumulated depreciation and depletion	(308,442)	(232,874)
Property, plant and equipment, net	$1,551,241	$1,486,246

Depreciation expense recognized in depreciation, depletion and accretion expense was $37.0 million and $70.2 million for the three and six months ended June 30, 2025, respectively. Depreciation expense recognized in depreciation, depletion and accretion expense was $21.0 million and $35.7 million for the three and six months ended June 30, 2024, respectively.

Depletion expense recognized in depreciation, depletion and accretion expense was $3.2 million and $6.6 million for the three and six months ended June 30, 2025, respectively. Depletion expense recognized in depreciation, depletion and accretion expense was $3.5 million and $6.0 million for the three and six months ended June 30, 2024, respectively.

Depreciation expense recognized in selling, general and administrative expense was $1.0 million and $2.3 million for the three and six months ended June 30, 2025, respectively. Depreciation expense recognized in selling, general and administrative expense was $0.9 million and $1.7 million for the three and six months ended June 30, 2024, respectively.

Impairment or Disposal of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” The Company did not recognize impairment of long-lived assets or loss on disposal of assets for the three and six months ended June 30, 2025.

During the second quarter of 2024, the Company concluded it had a triggering event requiring an assessment for impairment as a result of the fire at one of the Kermit facilities that caused damage to the physical condition of the Kermit asset group. The Company groups assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluates the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis. The Company performed a recoverability test and determined there was no impairment of the associated asset group for the three and six months ended June 30, 2024. The Company recorded a $11.1 million loss from the disposal for the three and six months ended June 30, 2024, which is recorded as a loss on disposal of assets on the condensed consolidated statements of operations. The Company recorded $10.0 million of insurance recovery in connection with this incident as this recovery amount is deemed collectable and legally enforceable as of June 30, 2024. The proceeds are recorded as insurance recovery (gain) on the condensed consolidated statements of operations and within accounts receivable on the condensed consolidated balance sheets.

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

June 30, 2025
Gross assets	$40,490
Less: Accumulated depreciation	(1,720)
Net assets	$38,770

The Company did not have power equipment leases included in property, plant and equipment, net as of December 31, 2024.

Revenues from the leased power equipment for the three and six months ended June 30, 2025, was $16.0 million $23.3 million, respectively, which is presented as rental revenue on the condensed consolidated statements of operations. There was no rental revenue for the three and six months ended June 30, 2024.

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

The components of lease cost were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Finance lease cost:
Amortization of right-of-use assets	$1,188	$881	$2,065	$1,186
Interest on lease liabilities	155	104	223	139
Operating lease cost	2,619	1,976	5,123	2,738
Variable lease cost	265	159	472	316
Short-term lease cost	21,926	14,903	41,613	26,609
Total lease cost	$26,153	$18,023	$49,496	$30,988

Supplemental cash flow and other information related to leases were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$2,542	$2,103	$5,084	$2,397
Operating cash outflows from finance leases	$155	$103	$223	$108
Financing cash outflows from finance leases	$732	$49	$1,691	$114
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$179	$3,581	$5,651	$10,892
Finance leases	$4,869	$355	$6,283	$11,223

Lease terms and discount rates as of June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term:
Operating leases	4.3 years	4.4 years
Finance leases	4.7 years	2.0 years
Weighted-average discount rate:
Operating leases	8.0%	5.7%
Finance leases	7.2%	5.6%

Future minimum lease commitments as of June 30, 2025 are as follows (in thousands):

	Finance	Operating
Remainder of 2025	$2,101	$4,224
2026	3,486	1,087
2027	1,786	2,902
2028	870	2,582
2029	759	2,594
Thereafter	2,594	5,421
Total lease payments	11,596	18,810
Less imputed interest	1,978	4,383
Total	$9,618	$14,427

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

As of June 30, 2025, we had $19.6 million of additional leases that have not yet commenced. Certain transportation and logistics leases discussed here are a component of the purchase commitments discussed in Note 9 - Commitments and Contingencies.

Note 8 – Debt

Debt consists of the following (in thousands):

	June 30, 2025	December 31, 2024
2025 Term Loan Credit Facility	$533,782	$—
Deferred Cash Consideration Note	10,000	111,252
Other indebtedness	11,156	4,058
Initial Term Loan under the 2023 Term Loan Credit Facility	—	180,000
ADDT Loan	—	135,617
DDT Loan under the 2023 Term Loan Credit Facility	—	20,000
2023 ABL Credit Facility	—	70,000
Less: Debt discount, net of accumulated amortization of $6,490 and $4,009, respectively	(25,736)	(9,380)
Less: Deferred financing fees, net of accumulated amortization of $343 and $255, respectively	(778)	(822)
Less: Current portion (a)	(36,355)	(43,736)
Long-term debt	$492,069	$466,989
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

The 2025 Term Loan Credit Facility includes a discount of $18.8 million and de minimis deferred financing fees. As discussed below (2023 Term Loan Credit Agreement), the 2025 Term Loan Credit Facility also includes previously unamortized debt discount and deferred financing fees of $7.2 million associated with prior Stonebriar borrowings. These amounts are recorded as a direct reduction from the carrying amount of the debt obligation on the Company’s condensed consolidated balance sheets and are amortized to interest expense using the effective interest method. Interest expense associated with the 2025 Term Loan Credit Facility was $12.7 million and $18.2 million for the three and six months ended June 30, 2025, respectively, and the interest expense associated with the discount and deferred financing costs was $0.8 million and $1.1 million for the three and six months ended June 30, 2025, respectively.

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

As of June 30, 2025, Atlas LLC was in compliance with the covenants of the 2025 Term Loan Credit Facility.

Deferred Cash Consideration Note

In accordance with the Hi-Crush Merger Agreement, the Company issued a secured PIK toggle seller note in an aggregate principle amount of $111.3 million, with a final maturity date of January 31, 2026 (the “Deferred Cash Consideration Note”). As discussed in Note 3 - Acquisitions, the Deferred Cash Consideration Note was part of the consideration transferred and valued at fair value at the acquisition date. This amount is subject to adjustments as set forth in the Hi-Crush Merger Agreement. The Deferred Cash Consideration Note bears interest at a rate of 5.00% per annum if paid in cash, or 7.00% per annum if paid in kind. Interest on the Deferred Cash Consideration Note is payable quarterly in arrears beginning March 29, 2024 through maturity. Interest expense associated with the Deferred Cash Consideration Note was $0.2 million and $0.9 million for the three and six months ended June 30, 2025, respectively. Interest expense associated with the Deferred Cash Consideration Note was $1.4 million and $1.8 million for the three and six months ended June 30, 2024, respectively.

The Deferred Cash Consideration Note included $4.6 million of debt discount and approximately $0.1 million deferred financing costs. The discount and deferred financing costs are a direct reduction from the carrying amount of the debt obligation on the Company’s condensed consolidated balance sheets and are amortized to interest expense using the effective interest method. Interest expense associated with the discount and deferred financing costs were approximately $0.6 million and $1.2 million in total for the three and six months ended June 30, 2025, respectively. Interest expense associated with the discount and deferred financing costs were approximately $0.7 million and $0.8 million in total for the three and six months ended June 30, 2024, respectively.

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

2023 Term Loan Credit Facility

On July 31, 2023, Atlas LLC entered into a credit agreement (the “2023 Term Loan Credit Agreement”) with Stonebriar, as administrative agent and initial lender, pursuant to which Stonebriar extended Atlas LLC a term loan credit facility comprising a $180.0 million single advance term loan that was made on July 31, 2023 (the “Initial Term Loan”) and commitments to provide up to $100.0 million of delayed draw (the “DDT Loan”) term loans (collectively, the “2023 Term Loan Credit Facility”), which was subsequently amended to provide an additional delayed draw term loan (the “ADDT Loan”) in the aggregate principal amount of $150.0 million and increase the existing DDT Loan by an aggregate principal amount of $100.0 million to a total of $200.0 million.

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

Atlas LLC may also request swingline loans under the 2023 ABL Credit Agreement in an aggregate principal amount not to exceed $7.5 million. During the six months ended June 30, 2025 and the year ended December 31, 2024, Atlas LLC had no outstanding swingline loans under the 2023 ABL Credit Facility.

Borrowings under the 2023 ABL Credit Facility bear interest, at Atlas LLC’s option, at either a base rate or Term SOFR (as defined in the 2023 ABL Credit Agreement), as applicable, plus an applicable margin based on average availability as set forth in the 2023 ABL Credit Agreement. Term SOFR loans bear interest at Term SOFR for the applicable interest period plus an applicable margin, which ranges from 1.50% to 2.00% per annum based on average availability as set forth in the 2023 ABL Credit Agreement. Base rate loans bear interest at the applicable base rate, plus an applicable margin, which ranges from 0.50% to 1.00% per annum based on average availability as set forth in the 2023 ABL Credit Agreement. In addition to paying interest on outstanding principal under the 2023 ABL Credit Facility, Atlas LLC is required to pay a commitment fee which ranges from 0.375% per annum to 0.500% per annum with respect to the unutilized commitments under the 2023 ABL Credit Facility, based on the average utilization of the 2023 ABL Credit Facility. Atlas LLC is required to pay customary letter of credit fees, to the extent that one or more letter of credit is outstanding. For the three and six months ended June 30, 2025, we recognized $0.2 million and $0.3 million, respectively, of interest expense, unutilized commitment fees and other fees under the 2023 ABL Credit Facility, classified as interest expense. For the three and six months ended June 30, 2024, we recognized $0.1 million and $0.3 million, respectively, of interest expense, unutilized commitment fees and other fees under the 2023 ABL Credit Facility, classified as interest expense.

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

On March 5, 2024 and November 12, 2024, the Company drew down $50.0 million and $20.0 million, respectively, under the 2023 ABL Credit Facility for general corporate purposes. The Company had no interest expense associated with the debt for the three months ended June 30, 2025 and had $0.6 million of interest expense for the six months ended June 30, 2025. There was interest expense of $0.9 million and $1.1 million for the three and six months ended June 30, 2024, respectively. The draw included $0.3 million in debt issuance costs and $0.3 million in deferred financing costs. These costs are recorded under other long-term assets on the condensed consolidated balance sheets and are amortized on a straight-line basis over the life of the agreement. Interest expense associated with the amortization of these costs were de minimis and $0.1 million for the three and six months ended June 30, 2025, respectively. Interest expense associated with the amortization of these costs was $0.1 million for both the three and six months ended June 30, 2024.

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

The 2023 ABL Credit Facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of June 30, 2025, the Company was in compliance with the covenants under the 2023 ABL Credit Facility.

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

As of June 30, 2025, Atlas LLC had no outstanding borrowings and $0.2 million in outstanding letters of credit under the 2023 ABL Credit Facility. Additionally, as of June 30, 2025, the Borrowing Base was $125.0 million, and Availability was $124.8 million.

Other Indebtedness

The Company has other indebtedness of $11.2 million of equipment finance notes as of June 30, 2025. There was de minimis interest expense and $0.1 million of interest expense for the three and six months ended June 30, 2025, respectively, and de minimis interest expense for both the three and six months ended June 30, 2024. These equipment finance notes have terms ending in April 2026 through April 2031 and interest rates ranging from 2.24% to 10.89%.

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

Royalty expense associated with these agreements is recorded as the product is sold and is included in costs of sales. Royalty expense associated with these agreements were less than 5% of cost of sales for the three and six months ended June 30, 2025 and were less than 5% of cost of sales for the three and six months ended June 30, 2024.

Standby Letters of Credit

As of June 30, 2025 and December 31, 2024, we had $0.2 million outstanding in standby letters of credit issued under the 2023 ABL Credit Facility.

Purchase Commitments

In connection with our normal operations, we enter short-term purchase obligations for products and services.

In October 2024, we entered into an agreement to purchase dredge equipment in the amount of approximately $9.8 million with a 25% downpayment applied at placement of the order with the remaining 75% to be paid during delivery and assembly, subject to customary terms and conditions. Delivery of equipment is expected to occur in 2026. As of June 30, 2025, we have spent $4.6 million and have $5.2 million outstanding on this commitment.

In November 2024, we entered into an agreement to purchase logistics equipment for approximately $32.8 million with a 40% downpayment, monthly progress billings, and balance due at readiness to ship, subject to customary terms and conditions. Delivery of the equipment will take place in 2025. As of June 30, 2025, we have spent $22.6 million and have $10.2 million outstanding on this commitment.

In February 2025, we entered into an agreement to purchase logistics equipment for approximately $15.8 million with progress billings, subject to customary terms and conditions. Delivery of the equipment is expected to take place in 2025. As of June 30, 2025, we have spent $6.1 million and have $9.7 million outstanding on this commitment.

In March 2025, a vendor reached key performance and operational milestones that committed the Company to order an initial 100 trucks by March 31, 2026. As of June 30, 2025, we have received 6 of the 100 trucks. The remaining estimated total cost of our commitment is approximately $23.0 million based on our most recent purchase price, which is subject to change based on market pricing at the time of purchase.

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

Note 10 – Stockholders Equity

Common Stock

The Company is authorized to issue 500,000,000 shares of preferred stock and 1,500,000,000 shares of par value $0.01 per share common stock (the “Common Stock”). On February 24, 2025, the Company issued 1,727,764 shares of Common Stock as consideration in the Moser Acquisition. As of June 30, 2025, there were 123,712,848 shares of Common Stock issued and outstanding and no shares of preferred stock issued or outstanding.

Share Repurchase Program

On October 24, 2024, the Board of Directors of the Company (the “Board”) authorized a share repurchase program under which the Company may repurchase up to $200.0 million of outstanding Common Stock until December 31, 2026. During both the three and six months ended June 30, 2025, the Company repurchased 16,380 shares of Common Stock through open-market purchases, pursuant to our share repurchase program, at an average price, including commission, of $12.21 for an aggregate purchase price of $200,000. As of June 30, 2025, $199.8 million remains available for repurchase.

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

On May 2, 2025, the Company declared a dividend of $0.25 per share of Common Stock. The dividend was paid on May 22, 2025 to holders of record of Common Stock as of the close of business on May 15, 2025.

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

Subject to adjustment in accordance with the terms of the LTIP, 10,270,000 shares of Common Stock have been reserved for issuance pursuant to awards under the LTIP. If an award under the LTIP is forfeited, settled for cash or expires without the actual delivery of shares, any shares subject to such award will again be available for new awards under the LTIP. The LTIP will be administered by the Compensation Committee (the “Compensation Committee”) of the Board. We had 5,694,330 shares of the Company’s Common Stock available for future grants as of June 30, 2025. We account for the awards granted under the LTIP as compensation cost measured at the fair value of the award on the date of grant.

Restricted Stock Units

RSUs represent the right to receive shares of Common Stock at the end of the vesting period in an amount equal to the number of RSUs that vest. The granted RSUs vest and become exercisable with respect to employees in three equal installments starting on the first anniversary of the date of grant and, with respect to directors, on the one-year anniversary of the date of grant, so long as the participant either remains continuously employed or continues to provide services to the Board, as applicable. The RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases providing services to the Company prior to the date the award vests. If the participant’s employment with or service to the Company is terminated for cause or without good reason prior to the vesting of all of the RSUs, and unless such termination is a “Qualifying Termination” or due to a “Change in Control” as defined in the applicable RSU agreement, any unvested RSUs will generally terminate automatically and be forfeited without further notice and at no cost to the Company. In the event the Company declares and pays a dividend in respect of its outstanding shares of Common Stock and, on the record date for such dividend, the participant holds RSUs that have not been settled, we will record the amount of such dividend in a bookkeeping account and pay to the participant an amount in cash equal to the cash dividends the participant would have received if the participant was the holder of record, as of such record date, of a number of shares of Common Stock equal to the number of RSUs held by the participant that had not been settled as of such record date, such payment to be made on or within 60 days following the date on which such RSUs vest. The stock-based compensation expense of such RSUs was determined using the closing prices on the grant date. We account for forfeitures as they occur. We recognized stock-based compensation related to RSUs of $5.3 million and $9.6 million for the three and six months ended June 30, 2025, respectively. We recognized stock-based compensation related to RSUs of $3.8 million and $7.0 million for the three and six months ended June 30, 2024, respectively. Changes in non-vested RSUs outstanding under the LTIP during the six months ended June 30, 2025 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2024	1,734,764	$21.69
Granted	891,157	$17.35
Vested	(341,244)	$21.08
Forfeited	(32,259)	$20.82
Non-vested at June 30, 2025	2,252,418	$20.08

The total fair value of shares vested during the three and six months ended June 30, 2025 was $3.3 million and $7.2 million, respectively. There was approximately $35.4 million of unrecognized compensation expense relating to outstanding RSUs as of June 30, 2025. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.4 years.

Performance Share Units

Performance share units (“PSUs”) represent the right to receive one share of Common Stock multiplied by the number of PSUs that become earned, and the number of PSUs that may vest range from 0% to 200% of the Target PSUs (as defined in the Performance Share Unit Grant Agreement governing the PSUs (the “PSU Agreement”)), subject to the Compensation Committee’s discretion to increase the ultimate number of vested PSUs above the foregoing maximum level. Each PSU also includes a tandem dividend equivalent right, which is a right to receive an amount equal to the cash dividends made with respect to a share of Common Stock during the Performance Period (as defined in the PSU Agreement), which will be adjusted to correlate to the number of PSUs that ultimately become vested pursuant to the PSU Agreement. 616,097 PSUs (based on target) were granted in 2025 (the “2025 PSUs”). The Performance Goals (as defined in the PSU Agreement) for the 2025 PSUs are based on a combination of Return on Capital Employed (“ROCE”) and “Relative TSR” (each, as defined in the PSU Agreement), with 25% weight applied to ROCE and 75% weight applied to Relative TSR, each as measured during the three-year Performance Period ending December 31, 2027. The vesting level is calculated based on the actual total stockholder return achieved during the Performance Period. The fair value of such PSUs was determined using a Monte Carlo simulation and will be recognized over the applicable Performance Period. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award. Expected volatilities in the model were estimated using a historical period consistent with the Performance Period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant. We recognized stock-based compensation related to PSUs of $3.0 million and $5.2 million for the three and six months ended June 30, 2025, respectively. We recognized stock-based compensation related to PSUs of $1.7 million and $2.7 million for the three and six months ended June 30, 2024, respectively. Changes in non-vested PSUs outstanding under the LTIP during the six months ended June 30, 2025 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2024	916,922	$25.58
Granted	616,097	$19.18
Vested	—
Forfeited	—
Non-vested at June 30, 2025	1,533,019	$23.01

There was approximately $20.9 million of unrecognized compensation expense relating to outstanding PSUs as of June 30, 2025. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of 2.2 years.

Note 12 – Earnings per Share

Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period. Diluted earnings per share measures the performance of an entity over the reporting period while giving effect to all potentially dilutive shares of Common Stock that were outstanding during the period. Diluted income (loss) per share assumes exercise of certain stock-based compensation awards, provided the effect is not anti-dilutive. The Company uses the treasury stock method to determine the potential dilutive effect of vesting of its outstanding RSUs and PSUs. The Company does not use the two-class method.

The following table reflects the allocation of net income (loss) to common stockholders and EPS computations for the period indicated based on a weighted average number of shares of Common Stock outstanding for the three and six months ended June 30, 2025 and 2024 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$(5,558)	$14,837	$(4,339)	$41,624
Denominator:
Basic weighted average shares outstanding	123,655	111,064	120,965	106,394
Dilutive potential of restricted stock units	—	379	—	238
Dilutive potential of performance share units	—	580	—	539
Diluted weighted average shares outstanding	$123,655	$112,023	$120,965	$107,171

Basic EPS attributable to holders of Common Stock	$(0.04)	$0.13	$(0.04)	$0.39
Diluted EPS attributable to holders of Common Stock	$(0.04)	$0.13	$(0.04)	$0.39

The following table summarizes the shares that were anti-dilutive and, therefore, were excluded from the diluted share calculation.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Shares issuable under stock-based compensation plans	915	—	1,210	—

Note 13 – Income Taxes

The Company is a corporation and is subject to U.S. federal, state and local income taxes. The effective combined U.S. federal and state income tax rate for the three and six months ended June 30, 2025 was 23.2% and (16.5)%, respectively. The effective combined U.S. federal and state income tax rate for the three and six months ended June 30, 2024 was 17.1% and 20.9%, respectively.

During the three and six months ended June 30, 2025, we recognized income tax benefit of $1.7 million and income tax expense of $0.6 million, respectively. During the three and six months ended June 30, 2024, we recognized income tax expense of $3.1 million and $11.0 million, respectively.

Total income tax expense for the three and six months ended June 30, 2025 differed from amounts computed by applying the U.S. federal statutory tax rate of 21% to pre-tax book income for those periods due to the Moser Acquisition which resulted in inherently facilitative transaction costs that were capitalized for tax purposes resulting in an unfavorable impact to the effective tax rate. The tax rate for the period was also impacted by state taxes, the benefit of percentage depletion in excess of basis, and non-deductible Section 162(m) compensation.

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

Note 14 – Related-Party Transactions

Anthem Ventures, LLC

Anthem Ventures, LLC (“Anthem Ventures”) provides us with transportation services. Anthem Ventures is owned and controlled by our Executive Chairman, Ben M. “Bud” Brigham. For the three and six months ended June 30, 2025, we made de minimis aggregate payments to Anthem Ventures for these services. For the three and six months ended June 30, 2024, we made aggregate payments to Anthem Ventures for these services equal to approximately de minimis and $0.1 million, respectively. As of June 30, 2025, we did not have an outstanding accounts payable balance with this related party. As of December 31, 2024, our outstanding accounts payable to Anthem Ventures was $0.1 million.

Brigham Land Management LLC

Brigham Land Management LLC (“Brigham Land”) provides us with landman services for certain of our projects and initiatives. The services are provided on a per hour basis at market prices. Brigham Land is owned and controlled by Vince Brigham, an advisor to the Company and the brother of our Executive Chairman, Bud Brigham. For the three and six months ended June 30, 2025, we made aggregate payments to Brigham Land equal to approximately $0.2 million and $0.3 million, respectively. For the three and six months ended June 30, 2024, we made aggregate payments to Brigham Land equal to approximately $0.1 million and $0.3 million, respectively. As of June 30, 2025 and December 31, 2024, our outstanding accounts payable to Brigham Land was $0.1 million and $0.1 million, respectively.

Earth Resources, LLC

Earth Resources, LLC (“Earth Resources”), formerly known as Brigham Earth, LLC, provides us with professional and consulting services as well as access to certain information and software systems. Earth Resources is owned and controlled by our Executive Chairman, Bud Brigham. For the three and six months ended June 30, 2025 we made no payments to Earth Resources for these services. For the three and six months ended June 30, 2024, we made aggregate payments to Earth Resources for these services equal to approximately $0.1 million and $0.3 million, respectively. As of June 30, 2025, we did not have an outstanding accounts payable balance with this related party. As of December 31, 2024, we had de minimis accounts payable to Earth Resources.

In a Good Mood

In a Good Mood, LLC (“In a Good Mood”) provides the Company with access, at cost, to reserved space in the Moody Center in Austin, Texas for concerts, sporting events and other opportunities as a benefit to our employees and for business entertainment. In a Good Mood is owned and controlled by our Executive Chairman, Bud Brigham. For the three and six months ended June 30, 2025, we made aggregate payments to In a Good Mood for these services of approximately de minimis and $0.1 million, respectively. For the three and six months ended June 30, 2024, we made aggregate payments to In a Good Mood for these services of approximately de minimis and $0.1 million, respectively. As of June 30, 2025 and December 31, 2024, we did not have an outstanding accounts payable balance with this related party.

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

Our CODM evaluates the performance of our business segments and allocates resources based on segment gross profit.

The following tables summarize selected financial information relating to our business segments (in thousands):

	Three Months Ended June 30,
	2025			2024
	Sand & Logistics	Power	Total	Sand & Logistics	Power	Total
Product revenue	$126,328	$—	$126,328	$128,210	$—	$128,210
Service revenue	146,355	—	146,355	159,308	—	159,308
Rental revenue	—	15,993	15,993	—	—	—
Total revenue	272,683	15,993	288,676	287,518	—	287,518
Cost of sales (excluding depreciation, depletion and accretion expense) (1)	189,956	5,948	195,904	202,136	—	202,136
Depreciation, depletion and accretion expense (1)	38,202	2,431	40,633	25,027	—	25,027
Gross profit	$44,525	$7,614	$52,139	$60,355	$—	$60,355
Selling, general and administrative expense (including stock-based compensation expense of $8,290 and $5,466, respectively)			34,371			27,266
Credit loss expense			4,110			—
Amortization expense of acquired intangible assets			6,465			3,768
Loss on disposal of assets			—			11,098
Insurance recovery (gain)			—			(10,000)
Operating income			7,193			28,223
Interest (expense), net			(14,798)			(10,458)
Other income, net			370			138
Income (loss) before income taxes			(7,235)			17,903
Income tax expense (benefit)			(1,677)			3,066
Net income (loss)			$(5,558)			$14,837

	Six Months Ended June 30,
	2025			2024
	Sand & Logistics	Power	Total	Sand & Logistics	Power	Total
Product revenue	$265,973	$—	$265,973	$241,642	$—	$241,642
Service revenue	296,964	—	296,964	238,543	—	238,543
Rental revenue	—	23,330	23,330	—	—	—
Total revenue	562,937	23,330	586,267	480,185	—	480,185
Cost of sales (excluding depreciation, depletion and accretion expense) (1)	393,675	8,292	401,967	308,882	—	308,882
Depreciation, depletion and accretion expense (1)	74,113	3,520	77,633	42,202	—	42,202
Gross profit	$95,149	$11,518	$106,667	$129,101	$—	$129,101
Selling, general and administrative expense (including stock-based compensation expense of $14,808 and $9,672, respectively)			68,783			55,249
Credit loss expense			4,110			25
Amortization expense of acquired intangible assets			11,250			4,829
Loss on disposal of assets			—			11,098
Insurance recovery (gain)			—			(10,000)
Operating income			22,524			67,900
Interest (expense), net			(26,876)			(15,436)
Other income, net			629			161
Income (loss) before income taxes			(3,723)			52,625
Income tax expense (benefit)			616			11,001
Net income (loss)			$(4,339)			$41,624

(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

The following tables reconcile segment total assets and capital expenditures incurred (in thousands):

	June 30, 2025	December 31, 2024
Sand & Logistics	$1,971,077	$1,972,652
Power	276,698	—
Total assets	$2,247,775	$1,972,652

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sand & Logistics	$33,420	$131,924	$70,144	$224,835
Power	6,882	—	9,021	—
Total capital expenditures incurred	$40,302	$131,924	$79,165	$224,835

Note 16 – Subsequent Events

Income Taxes

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, resulting in significant changes to the U.S. federal income tax code. Because the enactment occurred after the June 30, 2025 balance sheet date, the effects of the new legislation have not been reflected in the Company's financial statements for the period ended June 30, 2025.

The OBBBA includes numerous provisions that are expected to impact the Company’s current and deferred income taxes. Due to the complexity and breadth of the legislation, the Company has not yet completed its analysis or determined the quantitative impact of these changes. Management is continuing to evaluate the provisions of OBBBA and will reflect the financial statement impacts in the period in which the law was enacted, in accordance with ASC 740. Additional information will be provided in subsequent filings as the analysis is completed.

Dividend

On August 3, 2025, the Company declared a dividend of $0.25 per share of Common Stock. The dividend will be payable on August 21, 2025 to holders of record of Common Stock as of the close of business on August 14, 2025.

Propflow Acquisition

On July 28, 2025, Atlas LLC entered into a membership interest purchase agreement (the “Propflow Purchase Agreement”) with BCA HoldCo, LLC, a Delaware limited liability company (“BCA HoldCo”), and certain other signatories thereto (the “Sellers”), pursuant to which Atlas LLC acquired 100% of the membership interests in Propflow, LLC, a Delaware limited liability company (“Propflow”), for approximately $25.0 million in cash, subject to customary post-closing adjustments (such transaction, the “Propflow Acquisition”). In addition, up to $15.0 million in the aggregate in contingent earn-out consideration may be paid to BCA HoldCo in fiscal years 2027 and 2028 pursuant to the Propflow Purchase Agreement, subject to the achievement of certain revenue targets. Pursuant to the Propflow Purchase Agreement, Atlas acquired Propflow’s patented on-wellsite proppant filtration technology. The transaction will be accounted for in accordance with the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Due to the limited time since the acquisition date, we are currently in the process of evaluating the acquisition accounting considerations, including consideration transferred and the initial purchase price allocation in accordance with the guidance in ASC 805, “Business Combinations.” The Company borrowed $25.0 million under the 2023 ABL Credit Facility to fund the cash consideration for the Propflow Acquisition.

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

Cautionary Note Regarding Forward-Looking Statements

This Report contains forward-looking statements that are subject to risks and uncertainties. All statements, other than statements of historical fact included in this Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Report, the words “may,” “forecast,” “continue,” “could,” “would,” “will,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the section titled “Risk Factors” included in this Report, our Annual Report, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 6, 2025. By their nature, forward-looking statements involve known and unknown risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Although we believe that the forward-looking statements contained in this Report are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:

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
•
the impact of geopolitical developments and tensions, war and uncertainty in oil-producing countries (including the invasion of Ukraine by Russia, the Israel-Hamas war, the Israel-Iran conflict, continued instability in the Middle East, including from the Houthi rebels in Yemen, and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy);
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

We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, the risks described under the section titled “Item 1A. Risk Factors” in this Report and the risk factors disclosed under the heading “Risk Factors” included in our Annual Report and Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 6, 2025.

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

Recent Developments

Share Repurchase Program

During the three months ended June 30, 2025, the Company repurchased 16,380 shares of the Company’s par value $0.01 per share common stock (the “Common Stock”) through open-market purchases, pursuant to our share repurchase program, at an average price, including commission, of $12.21 for an aggregate purchase price of $200,000. As of June 30, 2025, $199.8 million remains available for repurchase.

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

Under the terms and conditions of the Moser Purchase Agreement, the aggregate consideration paid to the Seller in the Moser Acquisition (the “Moser Consideration”) consisted of (i) $180.0 million in cash and (ii) approximately 1.7 million shares (the “Moser Stock Consideration”) of Common Stock, issued at the closing of the Moser Acquisition. The Moser Consideration is subject to customary post-closing adjustments.

The foregoing description of the Moser Acquisition and the Moser Purchase Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Moser Purchase Agreement, a copy of which is filed as Exhibit 2.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 6, 2025.

Dividends and Distributions

On May 2, 2025, the Company declared a dividend of $0.25 per share of Common Stock. The dividend was paid on May 22, 2025 to holders of record of Common Stock as of the close of business on May 15, 2025.

On August 3, 2025, the Company declared a dividend of $0.25 per share of Common Stock. The dividend will be payable on August 21, 2025 to holders of record of Common Stock as of the close of business on August 14, 2025.

Recent Trends and Outlook

Drilling and completions activities for oil and gas are highly correlated to oil and gas prices. Despite commodity price fluctuations due to ongoing uncertainties in geopolitics, OPEC+ production plans, tariffs, and Chinese economic growth, amongst other factors, North American drilling and completion activity remained relatively flat during the period. The price for West Texas Intermediate (“WTI”) crude oil ended the second quarter of 2025 at $65.11 per barrel (“Bbl”), as compared to $81.54 per Bbl in the second quarter of 2024, representing a decrease of approximately 20%. Global oil prices declined during the first half of 2025 on oversupply fears largely due to the OPEC+ decision to increase production, but we believe global economic growth coupled with an increased focus on energy security and large projected multi-year increases in power consumption should bolster demand, in both crude oil and natural gas, in the coming years.

On April 2, 2025, the U.S. government announced a 10% tariff on product imports from almost all countries and has since announced individualized higher tariffs on certain other countries. Additionally, on June 3, 2025, the U.S. government imposed a 50% tariff on steel imports, an increase from the previously announced 25% tariff. As a result of the current administration’s trade policy, tariffs may increase our and our customers’ raw material input costs. Any further trade restrictions, retaliatory trade measures or additional tariffs could result in higher input costs to produce our products and increased costs to provide our services. To the extent that we are unable to pass all or any of such cost increases on to our customers, such cost increases could adversely affect our returns on investment and limit our ability to pursue future growth projects.

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

We define Maintenance Capital Expenditures as capital expenditures excluding growth capital expenditures, reconstruction of previously incurred growth capital expenditures, equipment assets acquired through debt, and asset retirement obligations. Certain prior period equipment assets acquired through debt and asset retirement obligations have been removed from capital expenditures in order to conform to the current period presentation and to more accurately describe the Company’s consolidated operating performance and results period-over-period.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)
	(In thousands)
Net income (loss)	$(5,558)	$14,837	$(4,339)	$41,624
Depreciation, depletion and accretion expense	41,717	25,886	79,981	43,893
Amortization expense of acquired intangible assets	6,465	3,768	11,250	4,829
Interest expense	14,955	12,014	28,001	18,990
Income tax expense (benefit)	(1,677)	3,066	616	11,001
EBITDA	$55,902	$59,571	$115,509	$120,337
Stock-based compensation	8,290	5,466	14,808	9,672
Loss on disposal of assets (1)	—	11,098	—	11,098
Insurance recovery (gain) (2)	—	(10,000)	—	(10,000)
Other non-recurring costs (3)	4,298	7,049	5,147	7,417
Other acquisition related costs (4)	1,969	5,888	9,286	16,091
Adjusted EBITDA	70,459	79,072	144,750	154,615
Maintenance Capital Expenditures (5)	21,589	5,418	37,122	9,878
Adjusted Free Cash Flow	$48,870	$73,654	$107,628	$144,737

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)
	(In thousands)
Net income (loss)	$(5,558)	$14,837	$(4,339)	$41,624
Depreciation, depletion and accretion expense	41,717	25,886	79,981	43,893
Amortization expense of acquired intangible assets	6,465	3,768	11,250	4,829
Interest expense	14,955	12,014	28,001	18,990
Income tax expense (benefit)	(1,677)	3,066	616	11,001
EBITDA	$55,902	$59,571	$115,509	$120,337
Stock-based compensation	8,290	5,466	14,808	9,672
Loss on disposal of assets (1)	—	11,098	—	11,098
Insurance recovery (gain) (2)	—	(10,000)	—	(10,000)
Other non-recurring costs (3)	4,298	7,049	5,147	7,417
Other acquisition related costs (4)	1,969	5,888	9,286	16,091
Adjusted EBITDA	$70,459	$79,072	$144,750	$154,615
Capital expenditures	40,268	115,790	92,657	211,276
Acquisitions	—	—	181,511	142,233
Adjusted EBITDA less Capital Expenditures	$30,191	$(36,718)	$(129,418)	$(198,894)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)
	(In thousands)
Net cash provided by operating activities	$88,642	$60,856	$81,192	$100,418
Current income tax expense (benefit) (5)	1,325	308	2,239	722
Change in operating assets and liabilities	(35,232)	3,414	25,476	21,914
Cash interest expense (5)	13,459	10,813	25,290	17,304
Maintenance Capital Expenditures (5)	(21,589)	(5,418)	(37,122)	(9,878)
Credit loss expense	(4,110)	—	(4,110)	(25)
Other non-recurring costs (3)	4,298	7,049	5,147	7,417
Other acquisition related costs (4)	1,969	5,888	9,286	16,091
Insurance recovery (gain) (2)	—	(10,000)	—	(10,000)
Other	108	744	230	774
Adjusted Free Cash Flow	$48,870	$73,654	$107,628	$144,737

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)
	(In thousands, except percentages)
Net cash provided by operating activities	$88,642	$60,856	$81,192	$100,418
Current income tax expense (benefit) (5)	1,325	308	2,239	722
Change in operating assets and liabilities	(35,232)	3,414	25,476	21,914
Cash interest expense (5)	13,459	10,813	25,290	17,304
Capital expenditures	(40,268)	(115,790)	(92,657)	(211,276)
Acquisitions	—	—	(181,511)	(142,233)
Credit loss expense	(4,110)	—	(4,110)	(25)
Other non-recurring costs (3)	4,298	7,049	5,147	7,417
Other acquisition related costs (4)	1,969	5,888	9,286	16,091
Insurance recovery (gain) (2)	—	(10,000)	—	(10,000)
Other	108	744	230	774
Adjusted EBITDA less Capital Expenditures	$30,191	$(36,718)	$(129,418)	$(198,894)
Adjusted EBITDA Margin	24.4%	27.5%	24.7%	32.2%
Adjusted EBITDA less Capital Expenditure Margin	10.5%	(12.8)%	(22.1)%	(41.4)%
Adjusted Free Cash Flow Margin	16.9%	25.6%	18.4%	30.1%
Adjusted Free Cash Flow Conversion	69.4%	93.1%	74.4%	93.6%

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)
	(In thousands)
Gross Profit	$52,139	$60,355	$106,667	$129,101
Depreciation, depletion and accretion expense	40,633	25,027	77,633	42,202
Contribution Margin	$92,772	$85,382	$184,300	$171,303

(1) Represents loss on disposal of assets as a result of the fire at one of the Kermit plants that caused damage to the physical condition of the Kermit asset group.

(2) Represents insurance recovery (gain) deemed collectible and legally enforceable related to the fire at one of the Kermit plants.

(3) Other non-recurring costs includes costs incurred during our 2025 Term Loan Credit Facility (defined below under Debt Agreements) transaction, credit loss expense due to a dispute with a counterparty, reorganization under a new public holding company (the “Up-C Simplification”), temporary loadout, and other infrequent and unusual costs.

(4) Represents transactions costs incurred in connection with acquisitions, including fees paid to finance, legal, accounting and other advisors, employee retention and benefit costs, and other operational and corporate costs.

(5) A reconciliation of these items used to calculate Adjusted Free Cash Flow to comparable GAAP measures is included below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)
	(In thousands)
Current tax expense reconciliation:
Income tax expense (benefit)	$(1,677)	$3,066	$616	$11,001
Less: deferred tax expense	3,002	(2,758)	1,623	(10,279)
Current income tax expense (benefit)	$1,325	$308	$2,239	$722
Cash interest expense reconciliation:
Interest expense, net	$14,798	$10,458	$26,876	$15,436
Less: Amortization of debt discount	(1,399)	(1,083)	(2,508)	(1,490)
Less: Amortization of deferred financing costs	(97)	(118)	(203)	(196)
Less: Interest income	157	1,556	1,125	3,554
Cash interest expense	$13,459	$10,813	$25,290	$17,304
Maintenance Capital Expenditures, accrual basis reconciliation:
Purchases of property, plant and equipment	$40,268	$115,790	$92,657	$211,276
Changes in operating assets and liabilities associated with investing activities, equipment assets acquired through debt, and asset retirement obligations (6)	34	16,134	(13,492)	13,559
Less: Equipment assets acquired through debt and asset retirement obligations	(6,154)	(1,745)	(9,528)	(2,093)
Less: Growth capital expenditures and reconstruction of previously incurred growth capital expenditures	(12,559)	(124,761)	(32,515)	(212,864)
Maintenance Capital Expenditures, accrual basis	$21,589	$5,418	$37,122	$9,878

	June 30, 2025	June 30, 2024
	(Unaudited)
	(In thousands)
Total Debt	$528,424	$478,003
Discount and deferred financing costs	26,514	12,361
Finance right-of-use lease liabilities	9,618	7,146
Cash and cash equivalents	78,809	104,723
Net Debt	$485,747	$392,787

(6) Positive working capital changes reflect capital expenditures in the current period that will be paid in a future period. Negative working capital changes reflect capital expenditures incurred in a prior period but paid during the period presented. In addition, this amount includes equipment assets acquired through debt and asset retirement obligations.

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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)
	(In thousands)
Product revenue	$126,328	$128,210	$265,973	$241,642
Service revenue	146,355	159,308	296,964	238,543
Rental revenue	15,993	—	23,330	—
Total revenue	288,676	287,518	586,267	480,185
Cost of sales (excluding depreciation, depletion and accretion expense)	195,904	202,136	401,967	308,882
Depreciation, depletion and accretion expense	40,633	25,027	77,633	42,202
Gross profit	52,139	60,355	106,667	129,101
Operating expenses:
Selling, general and administrative expense (including stock-based compensation expense of $8,290, $5,466, $14,808, and $9,672, respectively)	34,371	27,266	68,783	55,249
Credit loss expense	4,110	—	4,110	25
Amortization expense of acquired intangible assets	6,465	3,768	11,250	4,829
Loss on disposal of assets	—	11,098	—	11,098
Insurance recovery (gain)	—	(10,000)	—	(10,000)
Operating income	7,193	28,223	22,524	67,900
Interest (expense), net	(14,798)	(10,458)	(26,876)	(15,436)
Other income, net	370	138	629	161
Income (loss) before income taxes	(7,235)	17,903	(3,723)	52,625
Income tax expense (benefit)	(1,677)	3,066	616	11,001
Net income (loss)	$(5,558)	$14,837	$(4,339)	$41,624

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Product Revenue. Product revenue decreased by $1.9 million to $126.3 million for the three months ended June 30, 2025, as compared to $128.2 million for the three months ended June 30, 2024. There was a decrease in proppant prices between the periods which contributed to a $26.1 million decrease in product revenue. This was offset by an increase in sales volume contributed to a $12.7 million increase in product revenue. There was $11.5 million in shortfall revenue for the three months ended June 30, 2025, as compared to no shortfall revenue for the three months ended June 30, 2024.

Service Revenue. Services revenue, which includes freight for last-mile logistics services, decreased by $12.9 million to $146.4 million for the three months ended June 30, 2025, as compared to $159.3 million for the three months ended June 30, 2024. The decrease in logistics revenue was due to a decrease in prices on volumes shipped to last-mile logistics customers.

Rental Revenue. Rental revenue is $16.0 million for the three months ended June 30, 2025, due to the acquisition of Moser and the related revenue from leasing power equipment. There was no rental revenue for the three months ended June 30, 2024.

Cost of sales (excluding depreciation, depletion and accretion expense). Cost of sales (excluding depreciation, depletion and accretion expense) decreased by $6.2 million to $195.9 million for the three months ended June 30, 2025, as compared to $202.1 million for the three months ended June 30, 2024.

Cost of sales (excluding depreciation, depletion and accretion) related to product revenue decreased by $1.9 million to $66.1 million for the three months ended June 30, 2025, as compared to $68.0 million for the three months ended June 30, 2024. This decrease was due to higher costs related to the temporary loadout equipment associated with the mechanical fire at the Kermit facility for the three months ended June 30, 2024.

Cost of sales (excluding depreciation, depletion and accretion expense) related to services decreased by $10.2 million to $123.9 million for the three months ended June 30, 2025, as compared to $134.1 million for the three months ended June 30, 2024. The decrease was due to lower freight costs associated with higher utilization of the Dune Express.

Cost of sales (excluding depreciation, depletion, and accretion expense) related to rentals is $5.9 million for the three months ended June 30, 2025, due to the acquisition of Moser and the cost of sales associated with leasing power equipment. There was no cost of sales related to rentals for the three months ended June 30, 2024.

Depreciation, depletion and accretion expense. Depreciation, depletion and accretion expense increased by $15.6 million to $40.6 million for the three months ended June 30, 2025, as compared to $25.0 million for the three months ended June 30, 2024, due to additional depreciable assets placed into service when compared to the prior period as well as contribution from Moser.

Selling, general and administrative expense. Selling, general and administrative expense increased by $7.1 million to $34.4 million for the three months ended June 30, 2025, as compared to $27.3 million for the three months ended June 30, 2024. The increase is due to an increase of $2.8 million from stock-based compensation, an increase of $0.2 million in corporate costs, as well as $4.1 million contribution from Moser for the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

Our selling, general and administrative expense includes the non-cash expense for stock-based compensation expense for equity awards granted to our employees. For the three months ended June 30, 2025, stock-based compensation expense was $8.3 million, as compared to $5.5 million of stock-based expense for the three months ended June 30, 2024.

Credit loss expense. Credit loss expense is $4.1 million for the three months ended June 30, 2025, as compared to no credit loss expense for the three months ended June 30, 2024, due to certain shortfall receivables. See Note 2 - Summary of Significant Accounting Policies - Accounts Receivable and Allowance for Credit Losses for more information.

Amortization expense of acquired intangible assets. Amortization expense of acquired intangible assets increased $2.7 million to $6.5 million for the three month ended June 30, 2025, as compared to $3.8 million for the three month ended June 30, 2024. The increase was primarily due to the amortization of intangibles associated with the Moser acquisition.

Loss on disposal of assets. There was no loss on disposal of assets for the three months ended June 30, 2025, as compared to $11.1 million loss on disposal of assets for the three months ended June 30, 2024, due to $11.1 million disposal of certain assets associated with mechanical fire at the Kermit facility. See Note 6 - Property, Plant and Equipment, Net - Impairment or Disposal of Long-Lived Assets for more information.

Insurance recovery (gain). There was no insurance recovery for the three months ended June 30, 2025, as compared to $10.0 million insurance recovery for the three months ended June 30, 2024, due to $10.0 million of an insurance claim associated with the mechanical fire. See Note 6 - Property, Plant and Equipment, Net - Impairment or Disposal of Long-Lived Assets for more information.

Interest (expense), net. Interest expense, net increased by $4.3 million to $14.8 million for the three months ended June 30, 2025, as compared to $10.5 million for the three months ended June 30, 2024. The increase is driven by the 2025 Term Loan Credit Facility and associated debt refinancing.

Income tax expense (benefit). Income tax expense (benefit) decreased $4.8 million to $(1.7) million for the three months ended June 30, 2025, as compared to $3.1 million for the three months ended June 30, 2024. The decrease is primarily attributable to a decrease in income before income taxes for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Product Revenue. Product revenue increased by $24.4 million to $266.0 million for the six months ended June 30, 2025, as compared to $241.6 million for the six months ended June 30, 2024. An increase in sales volume contributed to a $61.0 million increase in product revenue. This was partially offset by a decrease in proppant prices between the periods which contributed to a $60.5 million decrease in product revenue. There was $23.9 million in shortfall revenue for the six months ended June 30, 2025, as compared to no shortfall revenue for the six months ended June 30, 2024.

Service Revenue. Services revenue, which includes freight for last-mile logistics services, increased by $58.5 million to $297.0 million for the six months ended June 30, 2025, as compared to $238.5 million for the six months ended June 30, 2024. The increase in logistics revenue was due to higher sales volumes shipped to last-mile logistics customers.

Rental Revenue. Rental revenue is $23.3 million for the six months ended June 30, 2025, due to the acquisition of Moser and the related revenue from leasing power equipment. There was no rental revenue for the six months ended June 30, 2024.

Cost of sales (excluding depreciation, depletion and accretion expense). Cost of sales (excluding depreciation, depletion and accretion expense) increased by $93.1 million to $402.0 million for the six months ended June 30, 2025, as compared to $308.9 million for the six months ended June 30, 2024.

Cost of sales (excluding depreciation, depletion and accretion) related to product revenue increased by $29.0 million to $136.4 million for the six months ended June 30, 2025, as compared to $107.4 million for the six months ended June 30, 2024, due to increased production.

Cost of sales (excluding depreciation, depletion and accretion expense) related to services increased by $55.9 million to $257.4 million for the six months ended June 30, 2025, as compared to $201.5 million for the six months ended June 30, 2024. The increase was due to higher sales volumes shipped to last-mile logistics customers during the period.

Cost of sales (excluding depreciation, depletion, and accretion expense) related to rentals is $8.2 million for the six months ended June 30, 2025, due to the acquisition of Moser and the cost of sales associated with leasing power equipment. There was no cost of sales related to rentals for the six months ended June 30, 2024.

Depreciation, depletion and accretion expense. Depreciation, depletion and accretion expense increased by $35.4 million to $77.6 million for the six months ended June 30, 2025, as compared to $42.2 million for the six months ended June 30, 2024, due to additional depreciable assets placed into service when compared to the prior period as well as contribution from Moser.

Selling, general and administrative expense. Selling, general and administrative expense increased by $13.6 million to $68.8 million for the six months ended June 30, 2025, as compared to $55.2 million for the six months ended June 30, 2024. The increase is due to an increase of $5.1 million from stock-based compensation, an increase of $2.6 million in corporate costs, as well as $5.9 million contribution from Moser for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

Our selling, general and administrative expense includes the non-cash expense for stock-based compensation expense for equity awards granted to our employees. For the six months ended June 30, 2025, stock-based compensation expense was $14.8 million, as compared to $9.7 million of stock-based expense for the six months ended June 30, 2024.

Credit loss expense. Credit loss expense is $4.1 million for the six months ended June 30, 2025, as compared to de minimis credit loss expense for the six months ended June 30, 2024, due to certain shortfall receivables. See Note 2 - Summary of Significant Accounting Policies - Accounts Receivable and Allowance for Credit Losses for more information.

Amortization expense of acquired intangible assets. Amortization expense of acquired intangible assets increased $6.5 million to $11.3 million for the six month ended June 30, 2025, as compared to $4.8 million for the six month ended June 30, 2024. The increase was primarily due to the amortization of intangibles associated with the Moser acquisition.

Loss on disposal of assets. There was no loss on disposal of assets for the six months ended June 30, 2025, as compared to $11.1 million loss on disposal of assets for the six months ended June 30, 2024, due to $11.1 million disposal of certain assets associated with mechanical fire at the Kermit facility. See Note 6 - Property, Plant and Equipment, Net - Impairment or Disposal of Long-Lived Assets for more information.

Insurance recovery (gain). There was no insurance recovery for the six months ended June 30, 2025, as compared to $10.0 million insurance recovery for the six months ended June 30, 2024, due to $10.0 million of an insurance claim associated with the mechanical fire. See Note 6 - Property, Plant and Equipment, Net - Impairment or Disposal of Long-Lived Assets for more information.

Interest (expense), net. Interest expense, net increased by $11.5 million to $26.9 million for the six months ended June 30, 2025, as compared to $15.4 million for the six months ended June 30, 2024. The increase is driven by the 2025 Term Loan Credit Facility and associated debt refinancing.

Income tax expense (benefit). Income tax expense decreased $10.4 million to $0.6 million for the six months ended June 30, 2025, as compared to $11.0 million for the six months ended June 30, 2024. The decrease is primarily attributable to a decrease in income before income taxes for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

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

As of June 30, 2025, we had working capital, defined as current assets less current liabilities, of $119.7 million and $124.8 million of availability under the 2023 ABL Credit Facility. Our cash and cash equivalents totaled $78.8 million.

Cash Flow

The following table summarizes our cash flow for the periods indicated:

	Six Months Ended June 30,
	2025	2024
	(Unaudited)
Consolidated Statement of Cash Flow Data:	(In thousands)
Net cash provided by operating activities	$81,192	$100,418
Net cash used in investing activities	(268,770)	(353,509)
Net cash provided by financing activities	194,683	147,640
Net decrease in cash	$7,105	$(105,451)

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $81.2 million and $100.4 million for the six months ended June 30, 2025 and 2024, respectively. Net income (loss) adjusted for non-cash items for the six months ended June 30, 2025 resulted in a cash increase of $106.7 million compared with a cash increase of $122.3 million for the six months ended June 30, 2024. This change was primarily due to lower earnings in 2025. Changes in net working capital for the six months ended June 30, 2025 resulted in a cash decrease of $25.5 million compared with a cash decrease of $21.9 million for the six months ended June 30, 2024. This change was primarily due to a decrease in accounts payable and accrued liabilities and other liabilities in 2025, which was partially offset by a decrease in accounts receivable in 2025.

Net Cash Used in Investing Activities. Net cash used in investing activities was $268.8 million and $353.5 million for the six months ended June 30, 2025 and 2024, respectively. The decrease in cash used is primarily attributable to less capital spending at the Kermit and Monahans facilities, OnCore distributed mining network, Dune Express and logistics assets during the six months ended June 30, 2025 when compared to the six months ended June 30, 2024. This was offset by a $39.3 million increase in acquisitions with Moser for the six months ended June 30, 2025 when compared to Hi-Crush for the six months ended June 30, 2024. Additionally, we collected $5.4 million in insurance proceeds for the six months ended June 30, 2025 as compared to no insurance proceeds received for the six months ended June 30, 2024.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $194.7 million and $147.6 million for the six months ended June 30, 2025 and 2024, respectively. This increase is primarily related to the proceeds from an underwritten public offering of 11.5 million shares of our Common Stock at a public offering price of $23.00 per share (the “Equity Offering”) and term loan borrowings for the six months ended June 30, 2025 when compared to the six months ended June 30, 2024. This increase was partially offset by payments on the Deferred Cash Consideration Note, the 2023 ABL Credit Facility and dividends for the six months ended June 30, 2025 when compared to the six months ended June 30, 2024.

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

Debt Agreements

2025 Term Loan Credit Facility

On February 21, 2025, Atlas LLC entered into a credit agreement (the “2025 Term Loan Credit Agreement”) with Stonebriar Commercial Finance LLC (“Stonebriar”), as administrative agent and initial lender, pursuant to which Stonebriar extended Atlas LLC a term loan credit facility comprised of a $540.0 million single advance term loan that was made on February 21, 2025 (the “2025 Term Loan Credit Facility”).

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

The 2025 Term Loan Credit Facility includes a discount of $18.8 million and de minimis deferred financing fees. As discussed below (2023 Term Loan Credit Agreement), the 2025 Term Loan Credit Facility also includes previously unamortized debt discount and deferred financing fees of $7.2 million, associated with prior Stonebriar borrowings. These amounts are recorded as a direct reduction from the carrying amount of the debt obligation on the Company’s condensed consolidated balance sheets and are amortized to interest expense using the effective interest method. Interest expense associated with the 2025 Term Loan Credit Facility was $12.7 million and $18.2 million for the three and six months ended June 30, 2025, respectively, and the interest expense associated with the discount and deferred financing costs was $0.8 million and $1.1 million for the three and six months ended June 30, 2025, respectively.

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

As of June 30, 2025, Atlas LLC was in compliance with the covenants of the 2025 Term Loan Credit Facility.

Deferred Cash Consideration Note

In accordance with the Hi-Crush Merger Agreement, the Company issued a secured PIK toggle seller note in an aggregate principle amount of $111.3 million, with a final maturity date of January 31, 2026 (the “Deferred Cash Consideration Note”). The Deferred Cash Consideration Note was part of the consideration transferred and valued at fair value at the acquisition date. This amount is subject to adjustments as set forth in the Hi-Crush Merger Agreement. The Deferred Cash Consideration Note bears interest at a rate of 5.00% per annum if paid in cash, or 7.00% per annum if paid in kind. Interest on the Deferred Cash Consideration Note is payable quarterly in arrears beginning March 29, 2024 through maturity. Interest expense associated with the Deferred Cash Consideration Note was $0.2 million and $0.9 million for the three and six months ended June 30, 2025, respectively. Interest expense associated with the Deferred Cash Consideration Note was $1.4 million and $1.8 million for the three and six months ended June 30, 2024, respectively.

The Deferred Cash Consideration Note included $4.6 million of debt discount and approximately $0.1 million deferred financing costs. The discount and deferred financing costs are a direct reduction from the carrying amount of the debt obligation on the Company’s condensed consolidated balance sheets and are amortized to interest expense using the effective interest method. Interest expense associated with the discount and deferred financing costs were approximately $0.6 million and $1.2 million in total for the three and six months ended June 30, 2025, respectively. Interest expense associated with the discount and deferred financing costs were approximately $0.7 million and $0.8 million in total for the three and six months ended June 30, 2024, respectively.

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

2023 Term Loan Credit Facility

On July 31, 2023, Atlas LLC entered into a credit agreement (the “2023 Term Loan Credit Agreement”) with Stonebriar, as administrative agent and initial lender, pursuant to which Stonebriar extended Atlas LLC a term loan credit facility comprising a $180.0 million single advance term loan that was made on July 31, 2023 (the “Initial Term Loan”) and commitments to provide up to $100.0 million of delayed draw (the “DDT Loan”) term loans (collectively, the “2023 Term Loan Credit Facility”), which was subsequently amended to provide an additional delayed draw term loan (the “ADDT Loan”) in the aggregate principal amount of $150.0 million and increase the existing DDT Loan by an aggregate principal amount of $100.0 million to a total of $200.0 million.

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

Atlas LLC may also request swingline loans under the 2023 ABL Credit Agreement in an aggregate principal amount not to exceed $7.5 million. During the six months ended June 30, 2025 and the year ended December 31, 2024, Atlas LLC had no outstanding swingline loans under the 2023 ABL Credit Facility.

Borrowings under the 2023 ABL Credit Facility bear interest, at Atlas LLC’s option, at either a base rate or Term SOFR (as defined in the 2023 ABL Credit Agreement), as applicable, plus an applicable margin based on average availability as set forth in the 2023 ABL Credit Agreement. Term SOFR loans bear interest at Term SOFR for the applicable interest period plus an applicable margin, which ranges from 1.50% to 2.00% per annum based on average availability as set forth in the 2023 ABL Credit Agreement. Base rate loans bear interest at the applicable base rate, plus an applicable margin, which ranges from 0.50% to 1.00% per annum based on average availability as set forth in the 2023 ABL Credit Agreement. In addition to paying interest on outstanding principal under the 2023 ABL Credit Facility, Atlas LLC is required to pay a commitment fee which ranges from 0.375% per annum to 0.500% per annum with respect to the unutilized commitments under the 2023 ABL Credit Facility, based on the average utilization of the 2023 ABL Credit Facility. Atlas LLC is required to pay customary letter of credit fees, to the extent that one or more letter of credit is outstanding. For the three and six months ended June 30, 2025, we recognized $0.2 million and $0.3 million, respectively, of interest expense, unutilized commitment fees and other fees under the 2023 ABL Credit Facility, classified as interest expense. For the three and six months ended June 30, 2024, we recognized $0.1 million and $0.3 million, respectively, of interest expense, unutilized commitment fees and other fees under the 2023 ABL Credit Facility, classified as interest expense.

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

On March 5, 2024 and November 12, 2024, the Company drew down $50.0 million and $20.0 million, respectively, under the 2023 ABL Credit Facility for general corporate purposes. The Company had no interest expense associated with the debt for the three months ended June 30, 2025 and had $0.6 million of interest expense for the six months ended June 30, 2025. There was interest expense of $0.9 million and $1.1 million for the three and six months ended June 30, 2024, respectively. The draw included $0.3 million in debt issuance costs and $0.3 million in deferred financing costs. These costs are recorded under other long-term assets on the condensed consolidated balance sheets and are amortized on a straight-line basis over the life of the agreement. Interest expense associated with the amortization of these costs were de minimis and $0.1 million for the three and six months ended June 30, 2025, respectively. Interest expense associated with the amortization of these costs was $0.1 million for both the three and six months ended June 30, 2024.

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

The 2023 ABL Credit Facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of June 30, 2025, the Company was in compliance with the covenants under the 2023 ABL Credit Facility.

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

Second Amendment to the 2023 ABL Credit Agreement

On January 27, 2025, Atlas LLC and certain other subsidiaries of the Company entered that certain Second Amendment to Loan, Security and Guaranty Agreement (the “Second ABL Amendment”), among Atlas LLC, as the borrower, the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as the ABL Agent. The Second ABL Amendment amends that certain Loan, Security and Guaranty Agreement dated as of February 22, 2023, as amended.

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

As of June 30, 2025, Atlas LLC had no outstanding borrowings and $0.2 million in outstanding letters of credit under the 2023 ABL Credit Facility. Additionally, as of June 30, 2025, the Borrowing Base was $125.0 million, and Availability was $124.8 million.

Other Indebtedness

The Company has other indebtedness of $11.2 million of equipment finance notes as of June 30, 2025. There was de minimis interest expense and $0.1 million of interest expense for the three and six months ended June 30, 2025, respectively, and de minimis interest expense for both the three and six months ended June 30, 2024. These equipment finance notes have terms ending in April 2026 through April 2031 and interest rates ranging from 2.24% to 10.89%.

Critical Accounting Policies and Estimates

As of June 30, 2025, there have been no material changes to our critical accounting policies and related estimates previously disclosed in our Annual Report. Refer to the accounting policies discussed in the notes to our Financial Statements under Note 2 - Summary of Significant Accounting Policies.

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

Interest Rate Risks

In February 2025, we used a portion of the net proceeds from the Equity Offering to repay the remaining $70.0 million of outstanding principal under the 2023 ABL Credit Facility. As of June 30, 2025, we had no variable-rate indebtedness outstanding.

Credit Risks

We recognized credit loss expense of $4.1 million for both the three and six months ended June 30, 2025, due to a dispute with a counterparty. See Note 2 – Summary of Significant Accounting Policies of the Financial Statements included elsewhere in this Report for additional information.

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

While we have concluded that this material weakness did not result in a material misstatement in our Financial Statements, it was not remediated as of June 30, 2025, and thus could have created a reasonable possibility that a material misstatement to the annual or interim financial statements would not have been prevented or detected on a timely basis. Accordingly, we determined that these control deficiencies constituted a material weakness.

With respect to the material weakness above, management developed a remediation plan to address the material weakness and to improve the design and operating effectiveness of our ITGCs. As part of such plan we have, among other things, evaluated and implemented enhanced process controls around user access management and expanded documentation and review procedures to monitor, evaluate and support control effectiveness. We believe that upon completion, we will have strengthened our ITGCs to address and successfully remediate the identified material weakness. However, control weaknesses are not considered remediated until new internal controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively.

Moser Acquisition

As disclosed in Note 3 - Acquisitions in the notes to the accompanying Financial Statements, we acquired Moser and its wholly-owned subsidiary on February 24, 2025, and its total revenues constituted approximately 5.5% and 4.0% and of total revenues as shown in our Financial Statements for the three and six months ended June 30, 2025, respectively. The total assets of Moser acquired constituted approximately 12.3% of total assets as shown in our Financial Statements as of June 30, 2025. We excluded Moser’s disclosure controls and procedures that are subsumed by its internal control over financial reporting from the scope of management’s assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the guidance issued by the Staff of the SEC that an assessment of a recently acquired business’s internal controls may be omitted from management’s assessment of internal control over financial reporting for one year following the acquisition. As part of the Company’s ongoing integration activities, the Company’s financial reporting controls and procedures are in the process of being implemented with respect to the acquired operations. The Company and Moser used separate accounting systems through June 30, 2025. The Financial Statements presented in this Report were prepared using information obtained from these separate accounting systems.

Changes in Internal Control over Financial Reporting

Other than the material weakness and incorporating Moser’s controls following the Moser Acquisition described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On July 2, 2024, Patrick Ayers, a purported shareholder (the “Plaintiff”), filed a derivative and class action complaint in the Delaware Court of Chancery against certain current and former directors of the Company and certain of the Company’s affiliates. The complaint asserts claims of breach of fiduciary duty related to the corporate reorganization that changed the Company’s Up-C structure to a customary C corporation. The complaint seeks unspecified damages from the defendants for the plaintiff individually and on behalf of the Company and other former Class A common stockholders as well as an award of attorneys’ fees and costs. We dispute these allegations and intend to vigorously defend against these claims. This lawsuit is currently in discovery. Given the uncertainty of litigation, the preliminary stage of the cases, and the legal standards that must be met for success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from these derivative actions.

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

Item 1A. Risk Factors.

Except as set forth below, during the three months ended June 30, 2025, there have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report and Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 6, 2025.

Changes in U.S. trade policy and the impact of tariffs could adversely affect our business, results of operations and financial position.

Our business and results of operations may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments. For example, on April 2, 2025, the U.S. government announced a 10% tariff on product imports from almost all countries and has since announced individualized higher tariffs on certain other countries. Additionally, on June 3, 2025, the U.S. government imposed a 50% tariff on steel imports, an increase from the previously announced 25% tariff. As a result of the current administration’s trade policy, tariffs may increase our and our customers’ raw material input costs. Any further trade restrictions, retaliatory trade measures or additional tariffs could result in higher input costs to produce our products and increased costs to provide our services. To the extent that we are unable to pass all or any of such cost increases on to our customers, such cost increases could adversely affect our returns on investment and limit our ability to pursue future growth projects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Our Common Stock repurchase activity for the three months ended June 30, 2025 was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except per share amounts and shares)
April 1, 2025 – April 30, 2025	—	$—	—	$200,000
May 1, 2025 – May 31, 2025	16,380	$12.21	16,380	$199,800
June 1, 2025 – June 30, 2025	—	$—	—	$199,800
Total	16,380	$12.21	16,380

(1) Such shares are cancelled and retired.

(2) The average price paid per share includes any commissions paid to repurchase stock.

(3) On October 24, 2024, the Board of Directors of the Company (the “Board”) authorized a share repurchase program under which the Company may repurchase up to $200.0 million of outstanding Common Stock until December 31, 2026. The program may be suspended, modified, or discontinued by the Board at any time without prior notice.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 C.F.R. Section 229.104) is included in Exhibit 95.1 to this Report.

Item 5. Other Information.

During the fiscal quarter ended June 30, 2025, none of our officers or directors (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, except as follows:

Chris Scholla, our Executive Vice President and President, Sand and Logistics, adopted a Rule 10b5-1 trading arrangement on March 31, 2025 for the potential sale of up to 110,000 shares Common Stock, subject to certain conditions. The arrangement’s expiration date is January 2, 2026.

Item 6. Exhibits.

The information called for by this Item is incorporated herein by reference from the Exhibit Index included in this Report.

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

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1*	Mine Safety Disclosures.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	These exhibits are filed or furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLAS ENERGY SOLUTIONS INC.

Date: August 5, 2025	By:	/s/ John Turner
John Turner
President and Chief Executive Officer

	By:	/s/ Blake McCarthy
Blake McCarthy
Chief Financial Officer