Form 10-Q
period 2025-09-30
Atlas Energy Solutions Inc.
filed 2025-11-04
CIK 1984060

AESI

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-41828

Atlas Energy Solutions Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	93-2154509
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5918 W. Courtyard Drive, Suite 500 Austin, Texas	78730
(Address of principal executive offices)	(Zip Code)

(512) 220-1200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	AESI	New York Stock Exchange NYSE Texas, Inc.

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

As of October 30, 2025, the registrant had 123,982,170 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Atlas Energy Solutions Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,349	$71,704
Accounts receivable, net	184,625	165,967
Inventories	11,852	17,302
Spare part inventories, net	44,960	23,248
Prepaid expenses and other current assets	14,419	11,197
Total current assets	297,205	289,418
Property, plant and equipment, net	1,560,555	1,486,246
Operating lease right-of-use assets	12,098	13,632
Finance lease right-of-use assets	14,529	5,034
Goodwill	156,709	68,999
Intangible assets, net	189,224	105,867
Other long-term assets	3,152	3,456
Total assets	$2,233,472	$1,972,652
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$92,839	$119,018
Accounts payable - related parties	37	226
Accrued liabilities	74,803	60,294
Current portion of long-term debt	38,069	43,736
Current portion of operating lease liabilities	1,309	6,622
Current portion of finance lease liabilities	4,010	2,811
Current portion of deferred revenue	2,999	7,755
Other current liabilities	6,503	2,603
Total current liabilities	220,569	243,065
Long-term debt, net of discount and deferred financing costs	518,427	466,989
Deferred tax liabilities	228,444	206,872
Operating lease liabilities	11,587	7,454
Finance lease liabilities	10,212	2,483
Asset retirement obligation	7,000	7,040
Other long-term liabilities	13,848	2,193
Total liabilities	1,010,087	936,096
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; 500,000,000 authorized; no shares issued and outstanding as of September 30, 2025 and December 31, 2024.	—	—
Common Stock, $0.01 par value, 1,500,000,000 shares authorized, 123,691,077 shares and 110,217,322 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	1,237	1,102
Additional paid-in-capital	1,250,208	1,035,454
Accumulated deficit	(28,060)	—
Total stockholders’ equity	1,223,385	1,036,556
Total liabilities and stockholders’ equity	$2,233,472	$1,972,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atlas Energy Solutions Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product revenue	$106,839	$145,347	$372,812	$386,989
Service revenue	135,643	159,087	432,607	397,630
Rental revenue	17,131	—	40,461	—
Total revenue	259,613	304,434	845,880	784,619
Cost of sales (excluding depreciation, depletion and accretion expense)	195,230	225,347	597,197	534,229
Depreciation, depletion and accretion expense	40,619	26,069	118,252	68,271
Gross profit	23,764	53,018	130,431	182,119
Selling, general and administrative expense (including stock-based compensation expense of $9,344, $6,289, $24,152, and $15,961, respectively)	36,322	25,463	105,105	80,712
Credit loss expense	97	—	4,207	25
Amortization expense of acquired intangible assets	5,883	3,744	17,133	8,573
Loss on disposal of assets	—	8,574	—	19,672
Insurance recovery (gain)	—	—	—	(10,000)
Operating income (loss)	(18,538)	15,237	3,986	83,137
Interest (expense), net	(15,010)	(11,193)	(41,886)	(26,629)
Other income (expense), net	(3)	289	626	450
Income (loss) before income taxes	(33,551)	4,333	(37,274)	56,958
Income tax expense (benefit)	(9,830)	415	(9,214)	11,416
Net income (loss)	$(23,721)	$3,918	$(28,060)	$45,542

Net income (loss) per common share
Basic	$(0.19)	$0.04	$(0.23)	$0.42
Diluted	$(0.19)	$0.04	$(0.23)	$0.42
Weighted average common shares outstanding
Basic	123,737	109,883	121,899	107,570
Diluted	123,737	111,078	121,899	108,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atlas Energy Solutions Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock		Additional		Stockholders’
	Shares	Value	Paid-In-Capital	Accumulated Deficit	Equity
Balance at December 31, 2024	110,217	$1,102	$1,035,454	$—	$1,036,556
Net loss	—	—	—	(28,060)	(28,060)
Dividends	—	—	(92,281)	—	(92,281)
Dividend equivalent rights	—	—	(2,505)	—	(2,505)
Stock-based compensation	—	—	24,152	—	24,152
Repurchases of Common Stock under share repurchase program	(16)	—	(200)	—	(200)
Issuance of Common Stock upon vesting of RSUs, net of shares withheld for income taxes	334	3	(1,254)	—	(1,251)
Issuance of Common Stock from equity offering, net of issuance costs	11,500	115	252,955	—	253,070
Equity issued in connection with Moser Acquisition	1,656	17	33,887	—	33,904
Balance at September 30, 2025	123,691	$1,237	$1,250,208	$(28,060)	$1,223,385

	Common Stock		Additional	Retained Earnings	Stockholders’
	Shares	Value	Paid-In-Capital	(Accumulated Deficit)	Equity
Balance at December 31, 2023	100,026	$1,000	$908,079	$(41,255)	$867,824
Net income	—	—	—	45,542	45,542
Dividends	—	—	(66,157)	(4,287)	(70,444)
Dividend equivalent rights	—	—	(1,784)	—	(1,784)
Stock-based compensation	—	—	15,961	—	15,961
Issuance of Common Stock upon vesting of RSUs, net of shares withheld for income taxes	138	1	(1)	—	—
Equity issued in connection with Hi-Crush Transaction	9,711	97	188,985	—	189,082
Balance at September 30, 2024	109,875	$1,098	$1,045,083	$—	$1,046,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atlas Energy Solutions Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net income (loss)	$(28,060)	$45,542
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and accretion expense	122,029	70,865
Amortization expense of acquired intangible assets	17,133	8,573
Amortization of debt discount	3,931	2,535
Amortization of deferred financing costs	301	318
Loss on disposal of assets	—	19,672
Stock-based compensation	24,152	15,961
Deferred income tax	(10,830)	10,433
Credit loss expense	4,207	25
Other	(104)	(1,680)
Changes in operating assets and liabilities:
Accounts receivable	(11,950)	(22,361)
Inventories	5,450	(5,093)
Spare part inventories	(10,693)	(3,613)
Prepaid expenses and other current assets	(2,998)	(2,387)
Other long-term assets	203	(412)
Accounts payable	(5,709)	27,373
Accounts payable - related parties	(204)	(42)
Deferred revenue	(5,679)	(5,460)
Accrued liabilities and other liabilities	12,460	25,358
Net cash provided by operating activities	113,639	185,607
Investing activities:
Purchases of property, plant and equipment	(126,463)	(297,552)
Acquisitions, net of cash acquired	(204,169)	(142,233)
Proceeds from insurance recovery	5,398	10,000
Net cash used in investing activities	(325,234)	(429,785)
Financing Activities:
Proceeds from equity offering, net of issuance costs	253,070	—
Proceeds from term loan borrowings	188,805	148,500
Principal payments on term loan borrowings	(14,202)	(9,931)
Payment on ABL credit facility	(70,000)	—
Payment on Deferred Cash Consideration Note	(101,252)	—
Payments under finance leases	(2,632)	(1,774)
Repurchases of Common Stock under share repurchase program	(200)	—
Repayment of equipment finance notes	(3,671)	(2,527)
Dividends	(92,281)	(70,444)
Taxes withheld on vesting RSUs	(1,251)	—
Issuance costs associated with debt financing	(146)	(1,183)
Proceeds from ABL credit facility	25,000	50,000
Net cash provided by financing activities	181,240	112,641
Net decrease in cash and cash equivalents	(30,355)	(131,537)
Cash and cash equivalents, beginning of period	71,704	210,174
Cash and cash equivalents, end of period	$41,349	$78,637
Supplemental cash flow information
Cash paid during the period for:
Interest	$38,930	$27,602
Taxes	$1,745	$2,275
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment in accounts payable and accrued liabilities	$10,867	$44,654
Acquisition consideration, equity issuance	$33,904	$189,082
Contingent consideration issued for PropFlow Acquisition	$10,200	$—
Equipment assets acquired through debt	$17,117	$5,012
Hi-Crush acquisition consideration, Deferred Cash Consideration Note	$—	$107,189

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

Sand and Logistics

The Company is a producer of high-quality, locally sourced 100 mesh and 40/70 sand used as a proppant during the well completion process. Proppant is necessary to facilitate the recovery of hydrocarbons from oil and natural gas wells. One hundred percent of Atlas LLC’s sand reserves are located in Texas within the Permian Basin and operations consist of proppant production and processing facilities, including four facilities near Kermit, Texas (together, the “Kermit facilities”), a fifth facility near Monahans, Texas (the “Monahans facility”), and the OnCore distributed mining network. We sell products and services primarily to oil and natural gas exploration and production companies and oilfield services companies primarily under supply agreements and also through spot sales on the open market. We operate a differentiated logistics platform that is designed to increase the efficiency, safety and sustainability of the oil and natural gas industry within the Permian Basin. This includes our fleet of fit-for-purpose trucks, trailers, wellsite equipment, and the Dune Express, an overland conveyor infrastructure solution.

Power

We provide distributed power solutions through a fleet of natural gas-powered reciprocating generators primarily supporting production and artificial lift operations across major United States resource basins.

PropFlow Acquisition

On July 28, 2025, Atlas LLC entered into a membership interest purchase agreement (the “PropFlow Purchase Agreement”) with BCA HoldCo, LLC, a Delaware limited liability company (“BCA HoldCo”), and certain other signatories thereto, pursuant to which Atlas LLC acquired 100% of the membership interests in PropFlow, LLC, a Delaware limited liability company (“PropFlow”), and its wholly owned subsidiaries (such transaction, the “PropFlow Acquisition”). Refer to Note 3 - Acquisitions for further discussion.

Moser Acquisition

On February 24, 2025 (“Moser Closing Date”), the Company completed the acquisition of (i) 100% of the authorized, issued and outstanding equity ownership interests in Moser Acquisition, Inc., a Delaware corporation (“Moser AcquisitionCo”), and (ii) Moser Engine Service, Inc. (d/b/a Moser Energy Systems), a Wyoming corporation and a wholly-owned subsidiary of Moser AcquisitionCo (such transaction, the “Moser Acquisition”), collectively referred to as “Moser,” pursuant to that certain Stock Purchase Agreement (the “Moser Purchase Agreement”) by and among Wyatt Holdings, LLC, a Delaware limited liability company and an indirectly wholly-owned subsidiary of the Company (the “Purchaser”), Moser Holdings, LLC, a Delaware limited liability company (the “Seller”), and for the limited purposes set forth therein, the Company (together with the Purchaser and the Seller, the “Parties”). Refer to Note 3 - Acquisitions for further discussion.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the requirements of the SEC. All adjustments necessary for a fair presentation of the Financial Statements have been included. Such adjustments are of a normal, recurring nature. These Financial Statements include the accounts of New Atlas, Old Atlas, Atlas Sand Operating, LLC, a Delaware limited liability company, Atlas LLC, and Atlas LLC’s wholly-owned subsidiaries: Atlas Sand Employee Company, LLC; Atlas OLC Employee Company, LLC; Atlas Construction Employee Company, LLC; Atlas Sand Employee Holding Company, LLC; Fountainhead Logistics Employee Company, LLC; Atlas Sand Construction, LLC; OLC Kermit, LLC; OLC Monahans, LLC; Fountainhead Logistics, LLC; Fountainhead Transportation Services, LLC; and Fountainhead Equipment Leasing, LLC.

The Company acquired PropFlow and its wholly-owned subsidiaries on July 28, 2025. These Financial Statements include the accounts of PropFlow and the following wholly-owned subsidiaries of PropFlow: PropFlow Operating, LLC; PropFlow International, LLC; and PropFlow Employee Co., LLC.

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

The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other period. The Financial Statements and these notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Consolidation

The Financial Statements include the accounts of the Company and controlled subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates

The preparation of the Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used in the preparation of these Financial Statements include, but are not limited to: the proppant reserves and their impact on calculating the depletion expense under the units-of-production method; the depreciation and amortization associated with property, plant and equipment; stock-based compensation; asset retirement obligations; business combinations; valuation of goodwill and acquired intangible assets; contingent consideration; and certain liabilities. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Business Combination

Business combinations are accounted for using the acquisition method of accounting in accordance with the Accounting Standards Codification (“ASC”) 805, “Business Combinations.” The purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. Fair value of the acquired assets and liabilities is measured in accordance with the guidance of ASC 820, “Fair Value Measurement.” Any excess purchase price over the fair value of the net identifiable assets acquired is recorded as goodwill. Any acquisition-related costs incurred by the Company are expensed as incurred. Operating results of an acquired business are included in the Company’s results of operations from the date of acquisition. We use all available information to estimate fair values, including quoted market prices, the carrying value of acquired assets and assumed liabilities and valuation techniques such as discounted cash flows, relief-from-royalty (“RFR”) method, with or without method, multi-period excess earnings method (“MPEEM”), or cost to recreate method. We engage third-party appraisal firms to assist in the fair value determination of identifiable long-lived assets, identifiable intangible assets, as well as any contingent consideration that provides for additional consideration to be paid to the seller if certain future conditions are met. These estimates are reviewed during the 12-month measurement period and adjusted as soon as the necessary information becomes available but no later than one year from the acquisition date. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our financial condition or results of operations. The purchase price associated with business combinations can include a holdback liability. The holdback is subject to changes from estimated to actual net working capital amounts and other customary purchase price adjustments. The holdback amount is based on management’s best estimate and may be subject to further adjustments. This amount is recorded in other current liabilities on our condensed consolidated balance sheets.

Since the closing date of the acquisitions, the acquired companies have adopted all of the Company’s accounting policies.

Cash and Cash Equivalents

Cash and cash equivalents consist of all highly-liquid investments that are readily convertible into cash and have original maturities of three months or less when purchased. As of September 30, 2025, we have deposits of $13.1 million in an Insured Cash Sweep (“ICS”) Deposit Placement Agreement within IntraFi Network LLC facilitated by our bank. The ICS program provides the Company with access to Federal Deposit Insurance Corporation (“FDIC”) insurance for our total cash held within the ICS. We place our remaining cash deposits with high-credit-quality financial institutions. At times, a portion of our cash may be uninsured or in deposit accounts that exceed or are not covered under the FDIC limit.

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

General Receivables

General receivables result from fulfilling a performance obligation associated with a customer contract. For general receivables, which were $131.8 million as of September 30, 2025, we recognized credit loss expense of $0.1 million for both the three and nine months ended September 30, 2025. For the three months ended September 30, 2024, we did not recognize credit loss expense and for the nine months ended September 30, 2024, we recognized de minimis credit loss expense. On the condensed consolidated statement of operations, the nine months ended September 30, 2024 credit loss expense was reclassified out of selling, general and administrative expense to credit loss expense for comparable presentation with the current period. On the condensed consolidated statement of cash flows for the nine months ended September 30, 2024, we reclassified certain operating activities for comparable presentation with the current period resulting in no change to net cash provided by operating activities.

Shortfall Receivables

Shortfall receivables result when a customer does not meet the minimum purchases over a period of time defined in the applicable contract. For the shortfall receivables, which were $34.2 million as of September 30, 2025, we did not recognize credit loss expense for the three months ended September 30, 2025 and recognized $4.1 million of credit loss expense for the nine months ended September 30, 2025, due to a dispute with a counterparty that was estimated using the discounted cash flows methodology. For both the three and nine months ended September 30, 2024 we did not recognize credit loss expense.

As of September 30, 2025 and December 31, 2024, we had $4.6 million and $0.3 million in allowance for credit losses, respectively. Allowance for credit losses is included in accounts receivable on the condensed consolidated balance sheets.

As of September 30, 2025, five customers represented 19.7%, 13.8%, 12.8%, 11.4%, and 10.3% of the Company’s outstanding accounts receivable trade balance. As of December 31, 2024, two customers represented 22.2% and 11.2% of the Company’s outstanding accounts receivable trade balance.

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

The Company amortizes the cost of definite-lived intangible assets on a straight-line basis over their estimated useful lives of 2 to 10 years. These assets are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the definite-lived intangible assets may not be recoverable.

Other Intangible Assets

Other intangible assets consist of internal-use software. The Company applies the provisions of ASC 350, “Intangibles-Goodwill and Other.” Costs associated with the acquisition of an internal-use software are capitalized when incurred and amortized over the estimated useful life of the license or application, which is generally 1 to 5 years. As of September 30, 2025 and December 31, 2024, the balance of other intangible assets was $4.6 million and $3.1 million, respectively.

Amortization expense associated with the other intangibles was $0.3 million and $0.8 million for the three and nine months ended September 30, 2025, respectively. Amortization expense associated with the other intangibles was $0.2 million and $0.4 million for the three and nine months ended September 30, 2024, respectively. The amortization expense is recorded in depreciation, depletion and accretion expense in the condensed consolidated statements of operations and condensed consolidated statements of cash flows.

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

(1) Logistics equipment consists of our fleet of fit-for-purpose trucks and trailers, wellsite equipment, and the Dune Express.

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

The estimated liability is based on third-party estimates of costs to abandon, including estimated economic lives and external estimates as to the cost to bring the land to a state required by the lease agreements. The Company utilized a discounted rate reflecting management’s best estimate of the credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in the estimated costs, changes in the economic life or if federal or state regulators enact new requirements regarding the abandonment. Accretion expense was $0.2 million and $0.6 million for the three and nine months ended September 30, 2025, respectively. Accretion expense was $0.2 million and $0.5 million for the three and nine months ended September 30, 2024, respectively. Accretion is recorded on the condensed consolidated statement of operations in depreciation, depletion and accretion expense. The current portion of the asset retirement obligation, $0.9 million, is recorded within other current liabilities and the long-term portion, $7.0 million, is recorded within asset retirement obligations on the Company’s condensed consolidated balance sheets.

Changes in the asset retirement obligations are as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Beginning Balance	$7,817	$2,705
Revision of estimates	366	—
Additions to liabilities	—	6,743
Accretion expense	566	456
Settlements	(860)	(1,057)
Ending Balance	$7,889	$8,847

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

As of the dates indicated, our debt consisted of the following (in thousands):

	At September 30, 2025		At December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial liabilities
Outstanding principal amount of the 2025 Term Loan Credit Facility	$504,868	$603,709	$—	$—	Level 2 – Market Approach
Outstanding principal amount of the of the Deferred Cash Consideration Note	$9,124	$10,058	$108,519	$110,598	Level 2 – Market Approach
Outstanding principal amount of the 2023 ABL Credit Facility	$25,000	$25,000	$70,000	$70,000	Level 1 – Quoted Prices
Outstanding amount of the other indebtedness	$17,504	$17,504	$4,058	$4,058	Level 1 – Quoted Prices
Outstanding principal amount of the Initial Term Loan under the 2023 Term Loan Credit Facility	$—	$—	$174,141	$193,523	Level 2 – Market Approach
Outstanding principal amount of the ADDT Loan	$—	$—	$134,013	$149,266	Level 2 – Market Approach
Outstanding principal amount of the DDT Loan under the 2023 Term Loan Credit Facility	$—	$—	$19,994	$22,145	Level 2 – Market Approach

•
Our 2025 Term Loan Credit Facility (defined in Note 8 - Debt) with Stonebriar Commercial Finance LLC (“Stonebriar”), pursuant to which Stonebriar extended a $540.0 million single advance term loan, bears interest at a rate equal to 9.51% per annum. The loan is payable in eighty-five consecutive monthly installments, consisting of forty-eight monthly installments of combined principal and interest, thirty-six installments of interest only payments, and a final payment of the remaining outstanding principal balance at maturity. As of September 30, 2025, the fair value of debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments. These inputs are not quoted prices in active markets, but they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs.

•
The Deferred Cash Consideration Note (defined in Note 8- Debt) entered into in connection with the Hi-Crush Transaction was recorded at fair value as of the acquisition date. As of September 30, 2025 and December 31, 2024, the fair value of debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments. These inputs are not quoted prices in active markets, but they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs.
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
•
Our Initial Term Loan under the 2023 Term Loan Credit Facility (defined in Note 8 - Debt) with Stonebriar, pursuant to which Stonebriar extended a $180.0 million single advance seven-year term loan credit facility that bears interest at a fixed rate of 9.50%, where its fair value will fluctuate based on changes in interest rates and credit quality. As of December 31, 2024, the fair value of debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments. These inputs are not quoted prices in active markets, but they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs.
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

See Note 8 - Debt for further discussion on our debt arrangements.

Fair Value of Contingent Consideration

Contingent consideration represents a recurring fair value estimate of potential future payments. This fair value measurement is based on unobservable inputs, including management estimates and assumptions about the future achievement of milestones and future estimate of revenues, and is, therefore, classified as Level 3 within the fair value hierarchy. Refer to Note 3 - Acquisitions and Note 16 - Fair Value Measurements for further discussion.

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

The Company generates service revenue by providing transportation, wellsite solutions, and contract labor services to companies in the oil and gas industry. Transportation services typically consist of transporting product from the plant facilities to the wellsite. The amounts invoiced reflect the transportation services rendered. The amounts invoiced reflect either the contractual monthly minimum, or the length of time the equipment was utilized in the billing period. Labor services provide the customers with supervisory, logistics, or field personnel. The amounts invoiced for wellsite solutions and contract labor services reflect the amount of time these services were utilized in the billing period. Transportation, wellsite solutions, and contract labor services are contracted through formal agreements or work orders executed under established pricing terms.

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

Certain of the Company’s contracts contain shortfall provisions that calculate agreed upon fees that are billed when the customer does not meet the minimum purchases over a period of time defined in each contract and when collectability is reasonably certain. As the Company does not have the ability to predict customers’ orders over the period, there are constraints around the ability to recognize the variability in consideration related to this condition. The Company did not recognize shortfall provision revenue for the three months ended September 30, 2025 and recognized $23.9 million for the nine months ended September 30, 2025, which was recorded in product revenue in the condensed consolidated statements of operations. The Company recognized shortfall provision revenue of $1.3 million and $3.3 million for the three and nine months ended September 30, 2024, respectively.

The Company’s revenue was generated in the United States for the three and nine months ended September 30, 2025 and 2024. Revenue is disaggregated by product, service, and rental revenue, no further disaggregation of revenue information is provided.

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

Deferred Revenues

The Company occasionally receives prepayments from customers for future deliveries of product or contributions in aid of construction. Amounts received from customers in advance of product deliveries are recorded as contract liabilities referred to as deferred revenues and are recognized as revenue upon delivery of the product. Certain prepayments are secured by collateral interest in certain property, plant and equipment. The Company recognized revenue of $1.7 million and $5.9 million from deferred revenue for the three and nine months ended September 30, 2025, respectively. The Company recognized revenue of $3.2 million and $5.5 million from deferred revenue for the three and nine months ended September 30, 2024, respectively.

Changes in the deferred revenues balance are as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Beginning Balance	$7,755	$—
Customer prepayment acquired in acquisitions	923	13,248
Consideration received and deferred	268	—
Revenue recognized	(5,947)	(5,460)
Ending Balance	$2,999	$7,788

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

Income Taxes

The Company, under ASC 740–Income Taxes (“ASC 740”), computes its quarterly taxes using an estimated annual effective tax rate which is applied to year-to-date pre-tax book net income, except for discrete items. For the period ended September 30, 2025, the Company determined the best estimate of the annual effective tax rate was the year-to-date effective tax rate which was applied to year-to-date income to estimate quarterly taxes. Income taxes associated with discrete items are computed and recorded in the period that the specific transaction occurs.

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

As of September 30, 2025 and December 31, 2024, the Company did not have any liabilities for uncertain tax positions or gross unrecognized tax benefits. Our income tax returns from 2021, 2022 and 2023 are subject to examinations by U.S. federal, state or local tax authorities. The Company cannot predict or provide assurance as to the ultimate outcome of any existing or future examinations.

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

Recently Issued Accounting Pronouncements Not Yet Effective

Intangibles-Goodwill and Other-Internal-Use Software- In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removed the language around project stages that was used to assess when costs could be capitalized for an internal-use software. The update also requires internal-use software to be disclosed under the ASC 360 Property, Plant, and Equipment guidance. The new standard is effective for annual periods beginning after December 15, 2027. The Company is currently evaluating the impact on the Financial Statements and related disclosures.

Financial Instruments–Credit Losses- In July 2025, the FASB issued ASU 2025-05, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which added a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. The new standard is effective for annual periods beginning after December 15, 2025. The Company is currently evaluating the impact on the Financial Statements and related disclosures.

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

Note 3 – Acquisitions

PropFlow Acquisition

On July 28, 2025, the Company completed the PropFlow Acquisition and acquired 100% of the membership interests in PropFlow and its wholly owned subsidiaries, PropFlow Operating, LLC; PropFlow International, LLC; and PropFlow Employee Co., LLC. The PropFlow Acquisition increased efficiency of our logistics operations through our acquisition and integration of PropFlow’s patented on-wellsite proppant filtration technology.

The acquisition-date fair value of the consideration was comprised of the following (in thousands):

July 28, 2025
Cash to sellers at close	$6,513
Debt payments	14,806
Seller transaction expenses	1,793
Holdback amount (1)	2,500
Contingent consideration (2)	10,200
Total	$35,812

(1) This amount represents (i) cash holdbacks subject to changes from estimated to actual net working capital amounts and other customary purchase price adjustments and (ii) cash holdbacks to satisfy post-closing indemnity claims, if any, in accordance with the PropFlow Purchase Agreement (“holdback amount”). The amount in the table above is based on management’s best estimate as of the September 30, 2025 and may be subject to further adjustments.

(2) Contingent consideration to be paid to BCA HoldCo pursuant to the PropFlow Purchase Agreement, subject to the achievement of certain revenue targets.

The purchase price includes $10.2 million of contingent consideration related to an earnout arrangement. Under the terms of the PropFlow Purchase Agreement, the Company may be required to pay a maximum $15.0 million to BCA HoldCo in the fiscal years 2027 and 2028, contingent upon the achievement of certain revenue targets (the “Earnout Payment”). Payment of the Earnout Payment will be settled in cash. The Company estimated the fair value of the contingent consideration as of the acquisition date. The Company implemented a Monte Carlo simulation utilizing a risk neutral framework to determine the value of the Earnout Payment. The Company simulated the 2026 and 2027 Systems Rental Revenue and Sand and Logistics Revenue respectively using two correlated geometric Brownian motions over the 2026 and 2027 earnout periods. “Systems Rental Revenue” is the net revenue generated from the actual number of Company filtration systems being provided to customers. “Sand and Logistics Revenue” is the net revenue generated by the Company from customer sites in geological basins outside of the Permian Basin with respect to (i) the sale of frac sand processed by Company filtration systems and (ii) the associated logistics operations to deliver the sand processed by such Company filtration systems to such customer wellsites. The calculated Earnout Payment is then discounted at a rate that reflects the appropriate credit risk of the Earnout Payment payer. The fair value of the Earnout Payment is estimated as the average discounted Earnout Payment across 1,000,000 iterations of the simulation. This fair value measurement was based on unobservable inputs, including management estimates and assumptions about the future achievement of milestones and future estimate of revenues, and is, therefore, classified as Level 3 within the fair value hierarchy presented in Note 16 - Fair Value Measurements. The key inputs as of the acquisition date are outlined below:

Key Inputs	December 31, 2025	December 31, 2026	December 31, 2027
Risk-Free Rate	4.40%	4.12%	3.92%
Continuous Risk-Free Rate	4.31%	4.04%	3.85%
Systems Revenue Discount Rate	17.88%	17.88%	17.88%
Sands and Logistics Discount Rate	17.88%	17.88%	17.88%
Systems Rental Revenue Volatility	40.10%	40.10%	40.10%
Sands and Logistics Revenue Volatility	40.10%	40.10%	40.10%
Credit Valuation Adjustment	Not Applicable	11.37%	11.14%

We will remeasure this liability at each reporting date and record changes in the fair value of the contingent consideration to the condensed consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration liability can result from changes in the passage of time, discount rates, and the timing and amount of our revenue estimates. Contingent consideration is included within other long-term liabilities on the condensed consolidated balance sheets. Refer to Note 16 - Fair Value Measurements for further discussion.

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

The following table summarizes the preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed (in thousands):

Fair Value
July 28, 2025
Cash and cash equivalents	$455
Accounts receivable	3,733
Property, plant and equipment	13,417
Intangible assets	9,750
Operating lease right-of-use assets	471
Other long-term assets	14
Accounts payable	(1,536)
Accrued liabilities	(246)
Operating lease liabilities	(471)
Goodwill	10,225
Net Assets Acquired	$35,812

The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. The above fair values of assets acquired and liabilities assumed are preliminary and are based on the information that was available as of the reporting date. The Company retained an independent appraiser to determine the fair value of assets acquired and liabilities assumed. In accordance with the acquisition method of accounting, the purchase price of PropFlow has been allocated to the acquired assets and assumed liabilities based on their preliminary estimated acquisition date fair values. The fair value estimates were based on income, market, and cost valuation methods. These fair values were based on inputs that are not observable in the market and thus represent Level 3 inputs. Several significant assumptions and estimates were involved in the application of these valuation methods, including discount rates, future expected cash flows and other future events that are based on the Company’s best judgment from the information available. The excess of the total consideration over the estimated fair value of the amounts initially assigned to the identifiable assets acquired and liabilities assumed has been recorded as goodwill. The final determination of the fair value of certain assets and liabilities will be completed as soon as the necessary information becomes available but no later than one year from the acquisition date. The Company expects to continue to obtain information for the purpose of determining the fair value of the assets acquired and liabilities assumed on the acquisition date throughout the remainder of the measurement period.

The revenue and direct operating expenses attributable to the acquired PropFlow operations are not material to the Company’s operations for the three and nine months ended September 30, 2025. Of the $10.2 million of goodwill recognized, $10.2 million is considered non-deductible goodwill primarily attributable to the integration of patented on-wellsite proppant filtration technology along with economies of scale. The goodwill from the PropFlow Acquisition was assigned to the sand and logistics segment.

The following transactions were recognized separately from the acquisition of assets and assumption of liabilities in the PropFlow Acquisition.

•
Transaction costs consisting of legal and professional fees. For the three and nine months ended September 30, 2025, the Company incurred $0.5 million and $0.5 million fees, respectively, which were expensed as incurred and presented in selling, general and administrative expenses in the condensed consolidated statements of operations.
•
In connection with the PropFlow Acquisition, the Company drew down $25.0 million under the ABL Credit Facility (defined in Note 8 - Debt). See Note 8 – Debt for further information.

Identifiable Intangible Assets Acquired

The following table summarizes key information underlying identifiable intangible assets related to the PropFlow Acquisition:

	Useful Life (In years)	Fair Value (In thousands)
Customer relationships	10	$5,000
Trade name	2	350
Proprietary technology	5	4,400
Total		$9,750

The preliminary estimate of the fair value of the identifiable intangible assets was determined primarily using the income approach.

•
The income approach requires a forecast of all of the expected future cash flows through various methods. Customer relationships were valued using the MPEEM. Trade name and proprietary technology were valued using the RFR method.

The Company has not disclosed pro-forma revenue and earnings attributable to PropFlow as they did not have a material effect on the Company’s Financial Statements.

Moser Acquisition

On February 24, 2025, the Company completed the Moser Acquisition and acquired 100% of Moser AcquisitionCo’s ownership interest and its wholly-owned subsidiary, Moser Engine Service, Inc. (d/b/a Moser Energy Systems). The Moser Acquisition expanded current operations into distributed power end markets.

The Company had adjustments to consideration from February 24, 2025 to September 30, 2025. Refer to the table below for the acquisition-date fair value of the consideration as of February 24, 2025 and the adjustments as of September 30, 2025 (in thousands):

	February 24, 2025	Adjustments	September 30, 2025
Cash to sellers at close (1)	$187,535	$—	$187,535
Stock consideration (2)	35,385	(1,481)	33,904
Total	$222,920	$(1,481)	$221,439

(1) Includes payment of debt and transaction costs paid on behalf of the Seller.

(2) Stock consideration is measured at fair value as of the Moser Closing Date (the “Moser Stock Consideration”) by taking the product of (a) the 1,727,764 closing shares (as defined in the Moser Purchase Agreement) and (b) the low price per share of $20.48 on February 24, 2025, which is in line with ASC 820, “Fair Value Measurement” and company policy as an accounting policy election under ASC 235, “Notes to Financial Statements.” During the measurement period, there was a reduction to the equity consideration of $1.5 million due to 72,106 shares being returned to the Company. The adjustment was made in accordance with the terms of the post-closing settlement from the Moser Purchase Agreement.

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

The following table summarizes the preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed as of February 24, 2025, including measurement period adjustments through September 30, 2025 (in thousands):

	Fair Value
	February 24, 2025	Adjustments	September 30, 2025
Cash and cash equivalents	$6,024	$—	$6,024
Accounts receivable	12,579	—	12,579
Spare parts inventories	11,278	(711)	10,567
Prepaid expenses and other current assets	559	—	559
Property, plant and equipment	65,303	(956)	64,347
Intangible assets	102,400	(13,200)	89,200
Operating lease right-of-use assets	5,423	—	5,423
Finance lease right-of-use assets	1,414	—	1,414
Accounts payable	(3,618)	—	(3,618)
Accrued liabilities	(2,375)	—	(2,375)
Current portion of operating lease liabilities	(1,239)	—	(1,239)
Current portion of finance lease liabilities	(561)	—	(561)
Current portion of deferred revenue	(923)	—	(923)
Other current liabilities	(4)	—	(4)
Deferred tax liabilities	(35,594)	3,192	(32,402)
Operating lease liabilities	(4,184)	—	(4,184)
Finance lease liabilities	(853)	—	(853)
Goodwill	67,291	10,194	77,485
Net Assets Acquired	$222,920	$(1,481)	$221,439

The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. The above fair values of assets acquired and liabilities assumed are preliminary and are based on the information that was available as of the reporting date. The Company retained an independent appraiser to determine the fair value of assets acquired and liabilities assumed. In accordance with the acquisition method of accounting, the purchase price of Moser has been allocated to the acquired assets and assumed liabilities based on their preliminary estimated acquisition date fair values. The fair value estimates were based on income, market, and cost valuation methods. These fair values were based on inputs that are not observable in the market and thus represent Level 3 inputs. Several significant assumptions and estimates were involved in the application of these valuation methods, including discount rates, future expected cash flows and other future events that are based on the Company’s best judgment from the information available. The excess of the total consideration over the estimated fair value of the amounts initially assigned to the identifiable assets acquired and liabilities assumed has been recorded as goodwill. The final determination of the fair value of certain assets and liabilities will be completed as soon as the necessary information becomes available but no later than one year from the acquisition date. The Company expects to continue to obtain information for the purpose of determining the fair value of the assets acquired and liabilities assumed on the acquisition date throughout the remainder of the measurement period. For the three and nine months ended September 30, 2025, we had a purchase price adjustment of $1.5 million in net assets acquired as a result of the reduction in equity consideration, as well as an update to the fair value of certain intangible assets that resulted in a decrease of $0.7 million in amortization expense of acquired intangible assets on the condensed consolidated statements of operations.

The Company’s condensed consolidated statement of operations includes revenue of $17.1 million and $40.4 million for the three and nine months ended September 30, 2025, respectively, attributable to the acquired Moser operations. The Company’s condensed consolidated statement of operations includes direct operating expenses of $6.5 million and $14.8 million for the three and nine months ended September 30, 2025, respectively, attributable to the acquired Moser operations. Of the $77.5 million of goodwill recognized, $77.5 million is considered non-deductible goodwill primarily attributable to the entry into the power segment along with economies of scale. The goodwill from the Moser Acquisition was assigned to the power segment.

The following transactions were recognized separately from the acquisition of assets and assumption of liabilities in the Moser Acquisition.

•
Transaction costs consisting of legal and professional fees. For the three and nine months ended September 30, 2025, the Company incurred $0.2 million and $7.4 million fees, respectively, which were expensed as incurred and presented in selling, general and administrative expenses in the condensed consolidated statements of operations.
•
In connection with the Moser Acquisition, the Company entered into the 2025 Term Loan Credit Facility (defined in Note 8 - Debt). See Note 8 – Debt for further information.

Identifiable Intangible Assets Acquired

The following table summarizes key information underlying identifiable intangible assets related to the Moser Acquisition:

	Useful Life (In years)	Fair Value (In thousands)
Customer relationships	10	$55,100
Trade name	10	8,200
Proprietary technology (generators)	10	21,300
Proprietary technology (military applications)	5	4,600
Total		$89,200

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

Pro Forma Financial Information

The following table summarizes, on an unaudited pro forma basis, the condensed combined results of operations of the Company for the three and nine months ended September 30, 2025 and 2024, assuming the Moser Acquisition had occurred on January 1, 2024 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)
Revenue	$259,613	$323,076	$856,819	$840,147
Net income (loss)	$(23,813)	$3,143	$(20,939)	$39,417

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

The following table summarizes the allocation of the purchase price to the fair value of assets acquired and liabilities assumed as of March 5, 2024, including adjustments through the measurement period. There were no adjustments since December 31, 2024. Refer to the table below (in thousands):

	Fair Value
	March 5, 2024	Adjustments	December 31, 2024
Cash and cash equivalents	$6,982	$—	$6,982
Accounts receivable	96,393	—	96,393
Inventories	4,235	—	4,235
Spare parts inventories	3,101	—	3,101
Prepaid expenses and other current assets	2,180	—	2,180
Property, plant and equipment	277,584	22,842	300,426
Intangible assets	111,723	3,353	115,076
Operating lease right-of-use assets	10,868	—	10,868
Finance lease right-of-use assets	7,311	—	7,311
Other long-term assets	92	—	92
Accounts payable	(37,736)	—	(37,736)
Accrued liabilities	(13,162)	(2,190)	(15,352)
Current portion of long-term debt	(1,914)	—	(1,914)
Current portion of operating lease liabilities	(6,388)	—	(6,388)
Current portion of finance lease liabilities	(3,299)	—	(3,299)
Current portion of deferred revenue	(3,302)	—	(3,302)
Other current liabilities	(1,221)	—	(1,221)
Long-term debt, net of discount and deferred financing costs	(252)	—	(252)
Deferred tax liabilities	(70,378)	1,379	(68,999)
Operating lease liabilities	(4,479)	—	(4,479)
Finance lease liabilities	(4,012)	—	(4,012)
Deferred revenue	(9,946)	—	(9,946)
Asset retirement obligation	(2,663)	—	(2,663)
Goodwill	91,171	(22,172)	68,999
Net Assets Acquired	$452,888	$3,212	$456,100

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

The fair value of the identifiable intangible assets was determined using the income approach, which requires a forecast of all of the expected future cash flows either through the with or without method or the RFR method. The fair value of the reserves were valued using the income approach through the MPEEM. Reserves are recorded in property, plant and equipment, net on the Company’s condensed consolidated balance sheets.

Note 4 – Goodwill and Acquired Intangible Assets

Goodwill

Changes in the carrying value of goodwill (in thousands):

Balance at December 31, 2024	$68,999
Moser Acquisition	77,485
PropFlow Acquisition	10,225
Balance at September 30, 2025	$156,709

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

Acquired Intangible Assets

The following table presents the detail of acquired intangible assets other than goodwill as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025			December 31, 2024
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Customer relationships	$160,326	$(19,163)	$141,163	$100,226	$(8,244)	$91,982
Trade names	23,400	(8,307)	15,093	14,850	(4,072)	10,778
Proprietary technology	30,300	(1,980)	28,320	—	—	—
Total	$214,026	$(29,450)	$184,576	$115,076	$(12,316)	$102,760

Amortization expense recognized during the three and nine months ended September 30, 2025, was $5.8 million and $17.1 million, respectively, and was recorded in amortization expense of acquired intangible assets on the condensed consolidated statements of operations. Amortization expense recognized during the three and nine months ended September 30, 2024 was $3.7 million and $8.6 million, respectively.

Refer to Note 3 - Acquisitions for additional information over these acquired intangible assets.

Estimated future amortization expense is as follows (in thousands):

Remainder of 2025	$6,477
2026	25,908
2027	21,761
2028	20,783
2029	20,783
2030	19,627
Thereafter	69,237
Total	$184,576

Note 5 – Inventories

Inventories consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$2,779	$2,793
Work-in-process	4,762	7,641
Finished goods	4,150	6,868
Power equipment	161	—
Inventories	$11,852	$17,302

Note 6 – Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Plant facilities associated with productive, depletable properties	$309,879	$308,147
Plant equipment	844,919	770,738
Land	8,402	8,402
Furniture and office equipment	4,339	2,587
Computer and network equipment	2,207	2,047
Buildings and leasehold improvements	52,860	46,738
Power equipment	83,912	—
Logistics equipment	557,080	94,946
Construction in progress	46,069	485,515
Property, plant and equipment	1,909,667	1,719,120
Less: Accumulated depreciation and depletion	(349,112)	(232,874)
Property, plant and equipment, net	$1,560,555	$1,486,246

Depreciation expense recognized in depreciation, depletion and accretion expense was $36.9 million and $107.1 million for the three and nine months ended September 30, 2025, respectively. Depreciation expense recognized in depreciation, depletion and accretion expense was $25.3 million and $61.0 million for the three and nine months ended September 30, 2024, respectively.

Depletion expense recognized in depreciation, depletion and accretion expense was $3.3 million and $9.9 million for the three and nine months ended September 30, 2025, respectively. Depletion expense recognized in depreciation, depletion and accretion expense was $0.4 million and $6.4 million for the three and nine months ended September 30, 2024, respectively.

Depreciation expense recognized in selling, general and administrative expense was $1.5 million and $3.8 million for the three and nine months ended September 30, 2025, respectively. Depreciation expense recognized in selling, general and administrative expense was $0.9 million and $2.6 million for the three and nine months ended September 30, 2024, respectively.

Impairment or Disposal of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” The Company did not recognize impairment of long-lived assets or loss on disposal of assets for the three and nine months ended September 30, 2025.

During the second quarter of 2024, the Company concluded it had a triggering event requiring an assessment for impairment as a result of the fire at one of the Kermit facilities that caused damage to the physical condition of the Kermit asset group. The Company groups assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluates the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis. The Company performed a recoverability test and determined there was no impairment of the associated asset group for the three and nine months ended September 30, 2024. The Company recorded a $11.1 million loss from the disposal. The Company recorded $10.0 million of insurance recovery in connection with this incident. The proceeds are recorded as insurance recovery (gain) on the condensed consolidated statements of operations.

During the third quarter of 2024, the Company disposed of a dredge asset that was damaged during commissioning at one of the Kermit facilities. The Company recorded a $8.6 million loss from the disposal.

The Company recognized a total loss on disposal of assets of $8.6 million and $19.7 million for the three and nine months ended September 30, 2024, respectively, which is recorded as a loss on disposal of assets on the condensed consolidated statements of operations. The Company did not recognize insurance recovery for the three months ended September 30, 2024 and recognized $10.0 million of insurance recovery for the nine months ended September 30, 2024.

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

September 30, 2025
Gross assets	$40,070
Less: Accumulated depreciation	(2,884)
Net assets	$37,186

The Company did not have power equipment leases included in property, plant and equipment, net as of December 31, 2024.

Revenues from the leased power equipment for the three and nine months ended September 30, 2025, was $17.1 million and $40.4 million, respectively, which is presented as rental revenue on the condensed consolidated statements of operations. There was no rental revenue for the three and nine months ended September 30, 2024.

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

The components of lease cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Finance lease cost:
Amortization of right-of-use assets	$1,076	$833	$3,141	$2,019
Interest on lease liabilities	219	92	442	231
Operating lease cost	2,091	1,959	7,214	4,697
Variable lease cost	292	123	764	439
Short-term lease cost	24,182	31,513	65,795	58,122
Total lease cost	$27,860	$34,520	$77,356	$65,508

Supplemental cash flow and other information related to leases were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$2,240	$2,158	$7,324	$4,555
Operating cash outflows from finance leases	$219	$123	$442	$231
Financing cash outflows from finance leases	$941	$1,659	$2,632	$1,773
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$472	$—	$6,123	$14,448
Finance leases	$5,892	$—	$12,175	$7,666

Lease terms and discount rates as of September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term:
Operating leases	4.4 years	4.4 years
Finance leases	5.5 years	2.0 years
Weighted-average discount rate:
Operating leases	8.3%	5.7%
Finance leases	7.8%	5.6%

Future minimum lease commitments as of September 30, 2025 are as follows (in thousands):

	Finance	Operating
Remainder of 2025	$1,360	$2,026
2026	4,518	1,257
2027	2,868	3,072
2028	1,956	2,696
2029	1,845	2,594
Thereafter	5,159	5,421
Total lease payments	17,706	17,066
Less imputed interest	3,484	4,170
Total	$14,222	$12,896

On February 17, 2025, we entered into two master lease agreements between subsidiaries of the Company as lessees and a counterparty as the lessor in each case, to fund up to $65.0 million of purchases of transportation and logistics equipment. The progress rent for financing on any purchased equipment is based on the monthly equivalent lease rate factor to be determined at execution of each lease schedule.

As of September 30, 2025, we had $30.4 million of additional leases that have not yet commenced. Certain transportation and logistics leases discussed here are a component of the purchase commitments discussed in Note 9 - Commitments and Contingencies.

Note 8 – Debt

Debt consists of the following (in thousands):

	September 30, 2025	December 31, 2024
2025 Term Loan Credit Facility	$529,059	$—
Deferred Cash Consideration Note	10,000	111,252
2023 ABL Credit Facility	25,000	70,000
Other indebtedness	17,503	4,058
Initial Term Loan under the 2023 Term Loan Credit Facility	—	180,000
ADDT Loan	—	135,617
DDT Loan under the 2023 Term Loan Credit Facility	—	20,000
Less: Debt discount, net of accumulated amortization of $7,900 and $4,009, respectively	(24,326)	(9,380)
Less: Deferred financing fees, net of accumulated amortization of $381 and $255, respectively	(740)	(822)
Less: Current portion (a)	(38,069)	(43,736)
Long-term debt	$518,427	$466,989
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

The 2025 Term Loan Credit Facility includes a discount of $18.8 million and de minimis deferred financing fees. As discussed below (2023 Term Loan Credit Facility), the 2025 Term Loan Credit Facility also includes previously unamortized debt discount and deferred financing fees of $7.2 million associated with prior Stonebriar borrowings. These amounts are recorded as a direct reduction from the carrying amount of the debt obligation on the Company’s condensed consolidated balance sheets and are amortized to interest expense using the effective interest method. Interest expense associated with the 2025 Term Loan Credit Facility was $12.8 million and $31.0 million for the three and nine months ended September 30, 2025, respectively, and the interest expense associated with the discount and deferred financing costs was $0.8 million and $1.9 million for the three and nine months ended September 30, 2025, respectively.

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

As of September 30, 2025, Atlas LLC was in compliance with the covenants of the 2025 Term Loan Credit Facility.

Deferred Cash Consideration Note

In accordance with the Hi-Crush Merger Agreement, the Company issued a secured PIK toggle seller note in an aggregate principal amount of $111.3 million, with a final maturity date of January 31, 2026 (the “Deferred Cash Consideration Note”). As discussed in Note 3 - Acquisitions, the Deferred Cash Consideration Note was part of the consideration transferred and valued at fair value at the acquisition date. This amount is subject to adjustments as set forth in the Hi-Crush Merger Agreement. The Deferred Cash Consideration Note bears interest at a rate of 5.00% per annum if paid in cash, or 7.00% per annum if paid in kind. Interest on the Deferred Cash Consideration Note is payable quarterly in arrears beginning March 29, 2024 through maturity. Interest expense associated with the Deferred Cash Consideration Note was $0.1 million and $1.0 million for the three and nine months ended September 30, 2025, respectively. Interest expense associated with the Deferred Cash Consideration Note was $1.4 million and $3.2 million for the three and nine months ended September 30, 2024, respectively.

The Deferred Cash Consideration Note included $4.6 million of debt discount and approximately $0.1 million deferred financing costs. The discount and deferred financing costs are a direct reduction from the carrying amount of the debt obligation on the Company’s condensed consolidated balance sheets and are amortized to interest expense using the effective interest method. Interest expense associated with the discount and deferred financing costs were approximately $0.7 million and $1.9 million in total for the three and nine months ended September 30, 2025, respectively. Interest expense associated with the discount and deferred financing costs were approximately $0.6 million and $1.4 million in total for the three and nine months ended September 30, 2024, respectively.

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

Atlas LLC may also request swingline loans under the 2023 ABL Credit Agreement in an aggregate principal amount not to exceed $7.5 million. During the nine months ended September 30, 2025 and the year ended December 31, 2024, Atlas LLC had no outstanding swingline loans under the 2023 ABL Credit Facility.

Borrowings under the 2023 ABL Credit Facility bear interest, at Atlas LLC’s option, at either a base rate or Term SOFR (as defined in the 2023 ABL Credit Agreement), as applicable, plus an applicable margin based on average Availability as set forth in the 2023 ABL Credit Agreement. Term SOFR loans bear interest at Term SOFR for the applicable interest period plus an applicable margin, which ranges from 1.50% to 2.00% per annum based on average Availability as set forth in the 2023 ABL Credit Agreement. Base rate loans bear interest at the applicable base rate, plus an applicable margin, which ranges from 0.50% to 1.00% per annum based on average Availability as set forth in the 2023 ABL Credit Agreement. In addition to paying interest on outstanding principal under the 2023 ABL Credit Facility, Atlas LLC is required to pay a commitment fee which ranges from 0.375% per annum to 0.500% per annum with respect to the unutilized commitments under the 2023 ABL Credit Facility, based on the average utilization of the 2023 ABL Credit Facility. Atlas LLC is required to pay customary letter of credit fees, to the extent that one or more letter of credit is outstanding. For the three and nine months ended September 30, 2025, we recognized $0.1 million and $0.4 million, respectively, of interest expense, unutilized commitment fees and other fees under the 2023 ABL Credit Facility, classified as interest expense. For the three and nine months ended September 30, 2024, we recognized $0.1 million and $0.4 million, respectively, of interest expense, unutilized commitment fees and other fees under the 2023 ABL Credit Facility, classified as interest expense.

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

On March 5, 2024 and November 12, 2024, the Company drew down $50.0 million and $20.0 million, respectively, under the 2023 ABL Credit Facility for general corporate purposes. In February 2025, the Company used a portion of the proceeds from the Equity Offering, defined in Note 10 -Equity, to repay the $70.0 million of the outstanding principal balance of the 2023 ABL Credit Facility.

On July 25, 2025, the Company drew down $25.0 million under the 2023 ABL Credit Facility to fund cash consideration for the PropFlow Acquisition. The Company had $0.3 million and $0.9 million of interest expense for the three and nine months ended September 30, 2025, respectively. There was interest expense of $0.9 million and $2.0 million for the three and nine months ended September 30, 2024, respectively. The draw included $0.3 million in debt issuance costs and $0.3 million in deferred financing costs. These costs are recorded under other long-term assets on the condensed consolidated balance sheets and are amortized on a straight-line basis over the life of the agreement. Interest expense associated with the amortization of these costs were $0.1 million and $0.2 million for the three and nine months ended September 30, 2025, respectively. Interest expense associated with the amortization of these costs was $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively.

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

As of September 30, 2025, Atlas LLC had $25.0 million in outstanding borrowings and $0.3 million in outstanding letters of credit under the 2023 ABL Credit Facility. Additionally, as of September 30, 2025, the Borrowing Base was $112.9 million, and Availability was $87.6 million.

The 2023 ABL Credit Facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of September 30, 2025, the Company was in compliance with the covenants under the 2023 ABL Credit Facility.

The 2023 ABL Credit Facility is unconditionally guaranteed, jointly and severally, by Atlas LLC and its subsidiaries and secured by substantially all of the assets of Atlas LLC and its subsidiaries.

On October 30, 2025, the Company drew down $25.0 million under the 2023 ABL Credit Facility for general corporate purposes.

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

Other Indebtedness

The Company has other indebtedness of $17.5 million of equipment finance notes as of September 30, 2025. There was $0.1 million and $0.2 million of interest expense for the three and nine months ended September 30, 2025, respectively, and de minimis interest expense for both the three and nine months ended September 30, 2024. These equipment finance notes have terms ending in April 2026 through April 2031 and interest rates ranging from 2.24% to 10.89%.

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

On March 1, 2024, the Company entered into a pooling agreement with the General Land Office of Texas that establishes a pooled unit across our fee owned lands and leased lands at the Kermit property. The pooling agreement has a current effective blended royalty rate of 5.86% on two of the Kermit plant sales. This pooling agreement increases our operational flexibility by establishing a framework to efficiently mine across our fee owned lands and leased lands interchangeably.

Royalty expense associated with these agreements is recorded as the product is sold and is included in costs of sales. Royalty expense associated with these agreements were less than 5% of cost of sales for the three and nine months ended September 30, 2025 and were less than 5% of cost of sales for the three and nine months ended September 30, 2024.

Standby Letters of Credit

As of September 30, 2025 and December 31, 2024, we had $0.3 million and $0.2 million, respectively, outstanding in standby letters of credit issued under the 2023 ABL Credit Facility.

Purchase Commitments

In connection with our normal operations, we enter short-term purchase obligations for products and services.

In October 2024, we entered into an agreement to purchase dredge equipment in the amount of approximately $9.8 million with a 25% downpayment applied at placement of the order with the remaining 75% to be paid during delivery and assembly, subject to customary terms and conditions. Delivery of equipment is expected to occur in 2026. As of September 30, 2025, we have spent $7.1 million and have $2.7 million outstanding on this commitment.

In November 2024, we entered into an agreement to purchase logistics equipment for approximately $32.8 million with a 40% downpayment, monthly progress billings, and balance due at readiness to ship, subject to customary terms and conditions. Delivery of the equipment will take place in 2025. Subsequent to the purchase agreement, we entered into a lease financing agreement, refer to Note 7 - Leases for further discussion. As of September 30, 2025, there has been $27.9 million spent and $4.9 million outstanding on this commitment.

In February 2025, we entered into an agreement to purchase logistics equipment for approximately $15.8 million with progress billings, subject to customary terms and conditions. Delivery of the equipment is expected to take place in 2025. Subsequent to the purchase agreement, we entered into a lease financing agreement, refer to Note 7 - Leases for further discussion. As of September 30, 2025, there has been $13.5 million spent and $2.3 million outstanding on this commitment.

In March 2025, a vendor reached key performance and operational milestones that committed the Company to order an initial 100 trucks by March 31, 2026. Subsequent to the purchase agreement, we entered into a debt financing agreement, refer to Note 8 - Debt for further discussion. As of September 30, 2025, we have purchased 36 of the 100 trucks. The remaining estimated total cost of our commitment is approximately $16.4 million based on our most recent purchase price, which is subject to change based on market pricing at the time of purchase.

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

Note 10 – Stockholders Equity

Common Stock

The Company is authorized to issue 500,000,000 shares of preferred stock and 1,500,000,000 shares of par value $0.01 per share common stock (the “Common Stock”). On February 24, 2025, the Company issued 1,727,764 shares of Common Stock as consideration in the Moser Acquisition. In accordance with the Moser Purchase Agreement, there was a reduction to the equity consideration resulting in 72,106 shares of Common Stock being returned to the Company during the three months ended September 30, 2025. Refer to Note 3 - Acquisitions for further discussion. As of September 30, 2025, there were 123,691,077 shares of Common Stock issued and outstanding and no shares of preferred stock issued or outstanding.

Share Repurchase Program

On October 24, 2024, the Board of Directors of the Company (the “Board”) authorized a share repurchase program under which the Company may repurchase up to $200.0 million of outstanding Common Stock until December 31, 2026. There were no shares repurchased during the three months ended September 30, 2025. During the nine months ended September 30, 2025, the Company repurchased 16,380 shares of Common Stock through open-market purchases, pursuant to our share repurchase program, at an average price, including commission, of $12.21 for an aggregate purchase price of $200,000. As of September 30, 2025, $199.8 million remains available for repurchase.

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

On August 3, 2025, the Company declared a dividend of $0.25 per share of Common Stock. The dividend was paid on August 21, 2025 to holders of record of Common Stock as of the close of business on August 14, 2025.

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

Subject to adjustment in accordance with the terms of the LTIP, 10,270,000 shares of Common Stock have been reserved for issuance pursuant to awards under the LTIP. If an award under the LTIP is forfeited, settled for cash or expires without the actual delivery of shares, any shares subject to such award will again be available for new awards under the LTIP. The LTIP will be administered by the Compensation Committee (the “Compensation Committee”) of the Board. We had 5,780,236 shares of the Company’s Common Stock available for future grants as of September 30, 2025. We account for the awards granted under the LTIP as compensation cost measured at the fair value of the award on the date of grant.

Restricted Stock Units

RSUs represent the right to receive shares of Common Stock at the end of the vesting period in an amount equal to the number of RSUs that vest. The granted RSUs vest and become exercisable with respect to employees in three equal installments starting on the first anniversary of the date of grant and, with respect to directors, on the one-year anniversary of the date of grant, so long as the participant either remains continuously employed or continues to provide services to the Board, as applicable. The RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases providing services to the Company prior to the date the award vests. If the participant’s employment with or service to the Company is terminated for cause or without good reason prior to the vesting of all of the RSUs, and unless such termination is a “Qualifying Termination” or due to a “Change in Control” as defined in the applicable RSU agreement, any unvested RSUs will generally terminate automatically and be forfeited without further notice and at no cost to the Company. In the event the Company declares and pays a dividend in respect of its outstanding shares of Common Stock and, on the record date for such dividend, the participant holds RSUs that have not been settled, we will record the amount of such dividend in a bookkeeping account and pay to the participant an amount in cash equal to the cash dividends the participant would have received if the participant was the holder of record, as of such record date, of a number of shares of Common Stock equal to the number of RSUs held by the participant that had not been settled as of such record date, such payment to be made on or within 60 days following the date on which such RSUs vest. The stock-based compensation expense of such RSUs was determined using the closing prices on the grant date. We account for forfeitures as they occur. We recognized stock-based compensation related to RSUs of $6.3 million and $15.9 million for the three and nine months ended September 30, 2025, respectively. We recognized stock-based compensation related to RSUs of $4.3 million and $11.3 million for the three and nine months ended September 30, 2024, respectively. Changes in non-vested RSUs outstanding under the LTIP during the nine months ended September 30, 2025 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2024	1,734,764	$21.69
Granted	914,868	$17.21
Vested	(410,931)	$21.03
Forfeited	(98,352)	$20.06
Non-vested at September 30, 2025	2,140,349	$19.74

The total fair value of shares vested during the three and nine months ended September 30, 2025 was $1.4 million and $8.6 million, respectively. There was approximately $27.9 million of unrecognized compensation expense relating to outstanding RSUs as of September 30, 2025. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.3 years.

Performance Share Units

Performance share units (“PSUs”) represent the right to receive one share of Common Stock multiplied by the number of PSUs that become earned, and the number of PSUs that may vest range from 0% to 200% of the Target PSUs (as defined in the Performance Share Unit Grant Agreement governing the PSUs (the “PSU Agreement”)), subject to the Compensation Committee’s discretion to increase the ultimate number of vested PSUs above the foregoing maximum level. Each PSU also includes a tandem dividend equivalent right, which is a right to receive an amount equal to the cash dividends made with respect to a share of Common Stock during the Performance Period (as defined in the PSU Agreement), which will be adjusted to correlate to the number of PSUs that ultimately become vested pursuant to the PSU Agreement. 616,097 PSUs (based on target) were granted in 2025 (the “2025 PSUs”). The Performance Goals (as defined in the PSU Agreement) for the 2025 PSUs are based on a combination of Return on Capital Employed (“ROCE”) and “Relative TSR” (each, as defined in the PSU Agreement), with 25% weight applied to ROCE and 75% weight applied to Relative TSR, each as measured during the three-year Performance Period ending December 31, 2027. The vesting level is calculated based on the actual total stockholder return achieved during the Performance Period. The fair value of such PSUs was determined using a Monte Carlo simulation and will be recognized over the applicable Performance Period. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award. Expected volatilities in the model were estimated using a historical period consistent with the Performance Period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant. We recognized stock-based compensation related to PSUs of $3.1 million and $8.3 million for the three and nine months ended September 30, 2025, respectively. We recognized stock-based compensation related to PSUs of $2.0 million and $4.7 million for the three and nine months ended September 30, 2024, respectively. Changes in non-vested PSUs outstanding under the LTIP during the nine months ended September 30, 2025 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2024	916,922	$25.58
Granted	616,097	$19.18
Vested	—	$—
Forfeited	(26,349)	$26.99
Non-vested at September 30, 2025	1,506,670	$22.94

There was approximately $16.6 million of unrecognized compensation expense relating to outstanding PSUs as of September 30, 2025. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.9 years.

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

The following table reflects the allocation of net income (loss) to common stockholders and EPS computations for the period indicated based on a weighted average number of shares of Common Stock outstanding for the three and nine months ended September 30, 2025 and 2024 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$(23,721)	$3,918	$(28,060)	$45,542
Denominator:
Basic weighted average shares outstanding	123,737	109,883	121,899	107,570
Dilutive potential of restricted stock units	—	503	—	338
Dilutive potential of performance share units	—	692	—	654
Diluted weighted average shares outstanding	$123,737	$111,078	$121,899	$108,562

Basic EPS attributable to holders of Common Stock	$(0.19)	$0.04	$(0.23)	$0.42
Diluted EPS attributable to holders of Common Stock	$(0.19)	$0.04	$(0.23)	$0.42

The following table summarizes the shares that were anti-dilutive and, therefore, were excluded from the diluted share calculation.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Shares issuable under stock-based compensation plans	728	—	617	—

Note 13 – Income Taxes

The Company is a corporation and is subject to U.S. federal, state and local income taxes. The effective combined U.S. federal and state income tax rate for the three and nine months ended September 30, 2025 was 29.3% and 24.7%, respectively. The effective combined U.S. federal and state income tax rate for the three and nine months ended September 30, 2024 was 9.6% and 20.0%, respectively.

During the three and nine months ended September 30, 2025, we recognized income tax benefit of $9.8 million and $9.2 million, respectively. During the three and nine months ended September 30, 2024, we recognized income tax expense of $0.4 million and $11.4 million, respectively.

Total income tax expense for the three and nine months ended September 30, 2025 differed from amounts computed by applying the U.S. federal statutory tax rate of 21% to pre-tax book loss for those periods primarily due to the benefit of percentage depletion in excess of basis which was offset by unfavorable impact of inherently facilitative transaction costs from the Moser Acquisition that were capitalized for tax purposes. The tax rate for the period was also impacted by state taxes and non-deductible Section 162(m) compensation.

Total income tax expense for the three months and nine ended September 30, 2024 differed from amounts computed by applying the U.S. federal statutory tax rate of 21% to pre-tax book income for the period due to state taxes, the benefit of percentage depletion in excess of basis, and non-deductible Section 162(m) compensation.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted as Public Law 119-21. The legislation includes significant changes to the Internal Revenue Code, including restoration of the add back for depreciation, amortization, and depletion in the calculation of adjusted taxable income under Section 163(j), effective for tax years beginning after December 31, 2024, and the reinstatement of 100% bonus depreciation for qualified property acquired and placed in service after January 19, 2025.

The Company evaluated the effects of the OBBBA as of September 30, 2025. As a result of this analysis, the Company remeasured its deferred tax assets and liabilities to reflect the new tax law. This remeasurement resulted in an increase in the net deferred tax liabilities of $9.0 million, primarily due to temporary differences related to limitations on interest deductibility. The Company continues to evaluate the long-term effects of the tax law changes. Further guidance from the U.S. Treasury or Internal Revenue Service could affect the interpretation or application of these provisions, which may result in adjustments in future periods.

Note 14 – Related-Party Transactions

Anthem Ventures, LLC

Anthem Ventures, LLC (“Anthem Ventures”) provides us with transportation services. Anthem Ventures is owned and controlled by our Executive Chairman, Ben M. “Bud” Brigham. For the three and nine months ended September 30, 2025, we made a de minimis aggregate payment, and approximately $0.1 million aggregate payment, respectively, to Anthem Ventures for these services. For the three and nine months ended September 30, 2024, we made aggregate payments to Anthem Ventures for these services equal to approximately $0.1 million and $0.2 million, respectively. As of September 30, 2025, we did not have an outstanding accounts payable balance with this related party. As of December 31, 2024, our outstanding accounts payable to Anthem Ventures was $0.1 million.

Brigham Land Management LLC

Brigham Land Management LLC (“Brigham Land”) provides us with landman services for certain of our projects and initiatives. The services are provided on a per hour basis at market prices. Brigham Land is owned and controlled by Vince Brigham, an advisor to the Company and the brother of our Executive Chairman, Bud Brigham. For the three and nine months ended September 30, 2025, we made aggregate payments to Brigham Land equal to approximately $0.1 million and $0.4 million, respectively. For the three and nine months ended September 30, 2024, we made aggregate payments to Brigham Land equal to approximately $0.2 million and $0.5 million, respectively. As of September 30, 2025 and December 31, 2024, our outstanding accounts payable to Brigham Land was de minimis and $0.1 million, respectively.

Earth Resources, LLC

Earth Resources, LLC (“Earth Resources”), formerly known as Brigham Earth, LLC, provides us with professional and consulting services as well as access to certain information and software systems. Earth Resources is owned and controlled by our Executive Chairman, Bud Brigham. For the three and nine months ended September 30, 2025, we made no payments to Earth Resources for these services. For the three and nine months ended September 30, 2024, we made aggregate payments to Earth Resources for these services equal to approximately $0.1 million and $0.4 million, respectively. As of September 30, 2025, we did not have an outstanding accounts payable balance with this related party. As of December 31, 2024, we had de minimis accounts payable to Earth Resources.

In a Good Mood

In a Good Mood, LLC (“In a Good Mood”) provides the Company with access, at cost, to reserved space in the Moody Center in Austin, Texas for concerts, sporting events and other opportunities as a benefit to our employees and for business entertainment. In a Good Mood is owned and controlled by our Executive Chairman, Bud Brigham. For the three and nine months ended September 30, 2025, we made aggregate payments to In a Good Mood for these services of approximately $0.1 million and $0.2 million, respectively. For the three and nine months ended September 30, 2024, we made aggregate payments to In a Good Mood for these services of approximately $0.1 million and $0.2 million, respectively. As of September 30, 2025 and December 31, 2024, we did not have an outstanding accounts payable balance with this related party.

The Sealy & Smith Foundation

Refer to Note 9 – Commitments and Contingencies for disclosures related to the Company’s royalty agreement and mining agreement with The Sealy & Smith Foundation, a related party.

Registration Rights Agreement

In connection with the closing of the IPO, we entered into a registration rights agreement with certain holders (the “Legacy Owners”) who previously held membership interests in Atlas LLC (the “Original Registration Rights Agreement”) covering, in the aggregate, approximately 38.4% of the Old Atlas’s Class A common stock, par value $0.01 per share (the “Old Atlas Class A Common Stock”), and Class B common stock, par value $0.01 per share, on a combined basis. Pursuant to the Original Registration Rights Agreement, we agreed to register under the U.S. federal securities laws the offer and resale of shares of Old Atlas Class A Common Stock by such Legacy Owners or certain of their respective affiliates or permitted transferees under the Original Registration Rights Agreement.

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

•
Sand and Logistics: Provides high-quality, locally sourced 100 mesh and 40/70 sand used as a proppant during the well completion process. Also, provides a differentiated logistics platform that includes our fleet of fit-for-purpose trucks, trailers, wellsite equipment, and the Dune Express, an overland conveyor infrastructure solution.
•
Power: Provides distributed power solutions through a fleet of natural gas-powered reciprocating generators primarily supporting production and artificial lift operations.

Our CODM evaluates the performance of our business segments and allocates resources based on segment gross profit.

The following tables summarize selected financial information relating to our business segments (in thousands):

	Three Months Ended September 30,
	2025			2024
	Sand & Logistics	Power	Total	Sand & Logistics	Power	Total
Product revenue	$106,839	$—	$106,839	$145,347	$—	$145,347
Service revenue	135,643	—	135,643	159,087	—	159,087
Rental revenue	—	17,131	17,131	—	—	—
Total revenue	242,482	17,131	259,613	304,434	—	304,434
Cost of sales (excluding depreciation, depletion and accretion expense) (1)	188,758	6,472	195,230	225,347	—	225,347
Depreciation, depletion and accretion expense (1)	37,974	2,645	40,619	26,069	—	26,069
Gross profit	$15,750	$8,014	$23,764	$53,018	$—	$53,018
Selling, general and administrative expense (including stock-based compensation expense of $9,344 and $6,289, respectively)			36,322			25,463
Credit loss expense			97			—
Amortization expense of acquired intangible assets			5,883			3,744
Loss on disposal of assets			—			8,574
Operating income (loss)			(18,538)			15,237
Interest (expense), net			(15,010)			(11,193)
Other income (expense), net			(3)			289
Income (loss) before income taxes			(33,551)			4,333
Income tax expense (benefit)			(9,830)			415
Net income (loss)			$(23,721)			$3,918

	Nine Months Ended September 30,
	2025			2024
	Sand & Logistics	Power	Total	Sand & Logistics	Power	Total
Product revenue	$372,812	$—	$372,812	$386,989	$—	$386,989
Service revenue	432,607	—	432,607	397,630	—	397,630
Rental revenue	—	40,461	40,461	—	—	—
Total revenue	805,419	40,461	845,880	784,619	—	784,619
Cost of sales (excluding depreciation, depletion and accretion expense) (1)	582,433	14,764	597,197	534,229	—	534,229
Depreciation, depletion and accretion expense (1)	112,087	6,165	118,252	68,271	—	68,271
Gross profit	$110,899	$19,532	$130,431	$182,119	$—	$182,119
Selling, general and administrative expense (including stock-based compensation expense of $24,152 and $15,961, respectively)			105,105			80,712
Credit loss expense			4,207			25
Amortization expense of acquired intangible assets			17,133			8,573
Loss on disposal of assets			—			19,672
Insurance recovery (gain)			—			(10,000)
Operating income (loss)			3,986			83,137
Interest (expense), net			(41,886)			(26,629)
Other income (expense), net			626			450
Income (loss) before income taxes			(37,274)			56,958
Income tax expense (benefit)			(9,214)			11,416
Net income (loss)			$(28,060)			$45,542

(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

The following tables reconcile segment total assets and capital expenditures incurred (in thousands):

	September 30, 2025	December 31, 2024
Sand & Logistics	$1,955,701	$1,972,652
Power	277,771	—
Total assets	$2,233,472	$1,972,652

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sand & Logistics	$27,263	$80,887	$97,407	$305,722
Power	11,144	—	20,165	—
Total capital expenditures incurred	$38,407	$80,887	$117,572	$305,722

Note 16 – Fair Value Measurements

The following table sets forth the Company’s assets and liabilities that were recognized at fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
September 30, 2025	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration (1)	$—	$—	$10,200	$10,200
Total	$—	$—	$10,200	$10,200

(1) Contingent consideration is presented under other long-term liabilities in the condensed consolidated balance sheets.

Fair Value of Contingent Consideration:

The fair value measurement of contingent consideration is determined using Level 3 inputs. The Company’s contingent consideration represents a component of the total purchase consideration for the PropFlow Acquisition. The measurement is calculated using unobservable inputs based on the Company’s own assessment of achievement of certain performance goals. The Company estimated the fair value of the contingent consideration based on the Monte Carlo simulation model. Refer to Note 3 - Acquisitions for further discussion.

The following table summarizes the changes in the fair value of contingent consideration (in thousands):

Nine Months Ended September 30, 2025
Beginning Balance	$—
PropFlow Acquisition	10,200
Fair value changes	—
Ending Balance	$10,200

Financial Instruments Not Carried at Fair Value:

The Company’s other financial instruments not carried at fair value consist primarily of debt instruments which are measured at carrying value. Refer to Note 2 - Summary of Significant Accounting Policies for further discussion.

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

Cautionary Note Regarding Forward-Looking Statements

This Report contains forward-looking statements that are subject to risks and uncertainties. All statements, other than statements of historical fact included in this Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Report, the words “may,” “forecast,” “continue,” “could,” “would,” “will,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the section titled “Risk Factors” included in this Report, our Annual Report, and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, filed with the SEC on May 6, 2025 and August 5, 2025, respectively. By their nature, forward-looking statements involve known and unknown risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Although we believe that the forward-looking statements contained in this Report are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:

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

We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, the risks described under the section titled “Item 1A. Risk Factors” in this Report and the risk factors disclosed under the heading “Risk Factors” included in our Annual Report and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, filed with the SEC on May 6, 2025 and August 5, 2025, respectively.

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

We operate a differentiated logistics platform that is designed to increase the efficiency, safety and sustainability of the oil and natural gas industry within the Permian Basin. This includes our fleet of fit-for-purpose trucks, trailers, wellsite equipment, and the Dune Express, an overland conveyor infrastructure solution. We have also begun integrating autonomous driving technologies in certain of our fit-for-purpose trucks, creating the first semi-autonomous oilfield logistics network in an effort to increase our automation of the oil and gas proppant supply chain.

We also provide distributed power solutions through a fleet of natural gas-powered reciprocating generators primarily supporting production and artificial lift operations across major United States resource basins. Our generators are designed for heavy-duty, harsh environments for mission critical power needs. Our in-house manufacturing and remanufacturing capabilities, coupled with critical in-field service, provide quality control and standardization across the fleet ensuring market-leading uptime.

Recent Developments

PropFlow Acquisition

On July 28, 2025, Atlas LLC entered into a membership interest purchase agreement (the “PropFlow Purchase Agreement”) with BCA HoldCo, LLC, a Delaware limited liability company (“BCA HoldCo”), and certain other signatories thereto, pursuant to which Atlas LLC acquired 100% of the membership interests in PropFlow, LLC, a Delaware limited liability company (“PropFlow”), and its wholly owned subsidiaries, for approximately $25.0 million in cash, subject to customary post-closing adjustments (such transaction, the “PropFlow Acquisition”). In addition, up to $15.0 million in the aggregate in contingent earn-out consideration may be paid to BCA HoldCo in fiscal years 2027 and 2028 pursuant to the PropFlow Purchase Agreement, subject to the achievement of certain revenue targets. Pursuant to the PropFlow Purchase Agreement, Atlas acquired PropFlow’s patented on-wellsite proppant filtration technology. The Company borrowed $25.0 million under the 2023 ABL Credit Facility (as defined below under “Debt Agreements ”) to fund the cash consideration for the PropFlow Acquisition. For further discussion, refer to Note 3 - Acquisitions of the unaudited condensed consolidated financial statements (the “Financial Statements”) included elsewhere in this Report.

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

Under the terms and conditions of the Moser Purchase Agreement, the aggregate consideration paid to the Seller in the Moser Acquisition (the “Moser Consideration”) consisted of (i) $180.0 million in cash and (ii) approximately 1.7 million shares (the “Moser Stock Consideration”) of Common Stock, issued at the closing of the Moser Acquisition. The Moser Consideration is subject to customary post-closing adjustments. For further discussion, refer to Note 3 - Acquisitions of the Financial Statements included elsewhere in this Report.

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

On August 3, 2025, the Company declared a dividend of $0.25 per share of Common Stock. The dividend was paid on August 21, 2025 to holders of record of Common Stock as of the close of business on August 14, 2025.

Recent Trends and Outlook

Drilling and completions activities for oil and gas are highly correlated to oil and gas prices. Despite commodity price fluctuations due to ongoing uncertainties in geopolitics, OPEC+ production hikes, and tariffs, amongst other factors, North American drilling and completion activity experienced a modest decline during the period. The price for West Texas Intermediate crude oil ended the third quarter of 2025 at $63.96 per barrel (“Bbl”), as compared to $70.24 per Bbl in the third quarter of 2024, representing a decrease of approximately 9%. Global oil prices declined on oversupply fears largely due to the OPEC+ decision to unwind output cuts, but we believe global economic growth coupled with an increased focus on domestic energy security, and large projected multi-year increases in power consumption, should bolster demand in both crude oil and natural gas in the coming years.

We anticipate an increasing demand for power generation in the U.S. to support power demand growth primarily from data centers, artificial intelligence, and other advanced technologies, such as cloud information technology infrastructure. The anticipated increase in demand coincides with existing constraints on the U.S. electrical grid, which currently faces significant challenges across both reliability and adequate power-generation capacity to support expected demand.

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

Revenues also include charges for sand logistics services provided to our customers. Our logistics service revenue fluctuates based on several factors, including the volume of proppant transported, the distance between our facilities and our customers, and prevailing freight rates. Revenue is generally recognized as products are delivered and services are provided in accordance with the contract.

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

We define Adjusted EBITDA Margin as Adjusted EBITDA divided by total revenue.

We define Adjusted Free Cash Flow as Adjusted EBITDA less Maintenance Capital Expenditures. We define Adjusted EBITDA less Capital Expenditures as Adjusted EBITDA less net cash used in investing activities. We believe that Adjusted Free Cash Flow and Adjusted EBITDA less Capital Expenditures are useful to investors as they provide measures of the ability of our business to generate cash.

We define Adjusted Free Cash Flow Margin as Adjusted Free Cash Flow divided by total revenue.

We define Adjusted EBITDA less Capital Expenditures Margin as Adjusted EBITDA less Capital Expenditures divided by total revenue.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)
	(In thousands)
Net income (loss)	$(23,721)	$3,918	$(28,060)	$45,542
Depreciation, depletion and accretion expense	42,048	26,972	122,029	70,865
Amortization expense of acquired intangible assets	5,883	3,744	17,133	8,573
Interest expense	15,155	11,831	43,156	30,821
Income tax expense (benefit)	(9,830)	415	(9,214)	11,416
EBITDA	$29,535	$46,880	$145,044	$167,217
Stock-based compensation	9,344	6,289	24,152	15,961
Loss on disposal of assets (1)	—	8,574	—	19,672
Insurance recovery (gain) (2)	—	—	—	(10,000)
Other non-recurring costs (3)	638	6,918	5,785	14,335
Other acquisition related costs (4)	669	2,390	9,955	18,481
Adjusted EBITDA	40,186	71,051	184,936	225,666
Maintenance Capital Expenditures (5)	18,202	12,382	55,324	22,260
Adjusted Free Cash Flow	$21,984	$58,669	$129,612	$203,406

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)
	(In thousands)
Net income (loss)	$(23,721)	$3,918	$(28,060)	$45,542
Depreciation, depletion and accretion expense	42,048	26,972	122,029	70,865
Amortization expense of acquired intangible assets	5,883	3,744	17,133	8,573
Interest expense	15,155	11,831	43,156	30,821
Income tax expense (benefit)	(9,830)	415	(9,214)	11,416
EBITDA	$29,535	$46,880	$145,044	$167,217
Stock-based compensation	9,344	6,289	24,152	15,961
Loss on disposal of assets (1)	—	8,574	—	19,672
Insurance recovery (gain) (2)	—	—	—	(10,000)
Other non-recurring costs (3)	638	6,918	5,785	14,335
Other acquisition related costs (4)	669	2,390	9,955	18,481
Adjusted EBITDA	$40,186	$71,051	$184,936	$225,666
Capital expenditures	33,806	86,276	126,463	297,552
Acquisitions	22,658	—	204,169	142,233
Adjusted EBITDA less Capital Expenditures	$(16,278)	$(15,225)	$(145,696)	$(214,119)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)
	(In thousands)
Net cash provided by operating activities	$32,447	$85,189	$113,639	$185,607
Current income tax expense (benefit) (5)	(623)	261	1,616	983
Change in operating assets and liabilities	(6,356)	(35,277)	19,120	(13,363)
Cash interest expense (5)	13,634	10,664	38,924	27,968
Maintenance Capital Expenditures (5)	(18,202)	(12,382)	(55,324)	(22,260)
Credit loss expense	(97)	—	(4,207)	(25)
Other non-recurring costs (3)	638	6,918	5,785	14,335
Other acquisition related costs (4)	669	2,390	9,955	18,481
Insurance recovery (gain) (2)	—	—	—	(10,000)
Other	(126)	906	104	1,680
Adjusted Free Cash Flow	$21,984	$58,669	$129,612	$203,406

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)
	(In thousands, except percentages)
Net cash provided by operating activities	$32,447	$85,189	$113,639	$185,607
Current income tax expense (benefit) (5)	(623)	261	1,616	983
Change in operating assets and liabilities	(6,356)	(35,277)	19,120	(13,363)
Cash interest expense (5)	13,634	10,664	38,924	27,968
Capital expenditures	(33,806)	(86,276)	(126,463)	(297,552)
Acquisitions	(22,658)	—	(204,169)	(142,233)
Credit loss expense	(97)	—	(4,207)	(25)
Other non-recurring costs (3)	638	6,918	5,785	14,335
Other acquisition related costs (4)	669	2,390	9,955	18,481
Insurance recovery (gain) (2)	—	—	—	(10,000)
Other	(126)	906	104	1,680
Adjusted EBITDA less Capital Expenditures	$(16,278)	$(15,225)	$(145,696)	$(214,119)
Adjusted EBITDA Margin	15.5%	23.3%	21.9%	28.8%
Adjusted EBITDA less Capital Expenditure Margin	(6.3)%	(5.0)%	(17.2)%	(27.3)%
Adjusted Free Cash Flow Margin	8.5%	19.3%	15.3%	25.9%
Adjusted Free Cash Flow Conversion	54.7%	82.6%	70.1%	90.1%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)
	(In thousands)
Gross Profit	$23,764	$53,018	$130,431	$182,119
Depreciation, depletion and accretion expense	40,619	26,069	118,252	68,271
Contribution Margin	$64,383	$79,087	$248,683	$250,390

(1) Represents loss on disposal of one of the Company’s dredge mining assets at its Kermit facility and loss on disposal of assets as a result of the fire at one of the Kermit plants that caused damage to the physical condition of the Kermit asset group.

(2) Represents insurance recovery (gain) related to the fire at one of the Kermit plants.

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

(5) A reconciliation of these items used to calculate Adjusted Free Cash Flow to comparable GAAP measures is included below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)
	(In thousands)
Current tax expense reconciliation:
Income tax expense (benefit)	$(9,830)	$415	$(9,214)	$11,416
Less: deferred tax expense	9,207	(154)	10,830	(10,433)
Current income tax expense (benefit)	$(623)	$261	$1,616	$983
Cash interest expense reconciliation:
Interest expense, net	$15,010	$11,193	$41,886	$26,629
Less: Amortization of debt discount	(1,423)	(1,045)	(3,931)	(2,535)
Less: Amortization of deferred financing costs	(98)	(122)	(301)	(318)
Less: Interest income	145	638	1,270	4,192
Cash interest expense	$13,634	$10,664	$38,924	$27,968
Maintenance Capital Expenditures, accrual basis reconciliation:
Purchases of property, plant and equipment	$33,806	$86,276	$126,463	$297,552
Changes in operating assets and liabilities associated with investing activities, equipment assets acquired through debt, and asset retirement obligations (6)	4,601	(5,389)	(8,891)	8,170
Less: Equipment assets acquired through debt and asset retirement obligations	(7,955)	(5,780)	(17,483)	(7,873)
Less: Growth capital expenditures and reconstruction of previously incurred growth capital expenditures	(12,250)	(62,725)	(44,765)	(275,589)
Maintenance Capital Expenditures, accrual basis	$18,202	$12,382	$55,324	$22,260

	September 30, 2025	September 30, 2024
	(Unaudited)
	(In thousands)
Total Debt	$556,496	$475,262
Discount and deferred financing costs	25,066	11,285
Finance right-of-use lease liabilities	14,222	6,190
Cash and cash equivalents	41,349	78,637
Net Debt	$554,435	$414,100

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

Factors Affecting the Comparability of Our Results of Operations

M&A Activity

On March 5, 2024, the Company completed the Hi-Crush Transaction, in which the Company acquired substantially all of Hi-Crush Inc.’s, a Delaware corporation (“Hi-Crush”), Permian Basin proppant production and logistics businesses and operations in exchange for (i) cash consideration of $140.1 million, (ii) 9.7 million shares of Common Stock issued at the closing of the transaction, and (iii) the Deferred Cash Consideration Note in an aggregate principal amount of $111.3 million. This history impacts the comparability of our operational results from year to year. Additional information on these transactions can be found in Note 3 - Acquisitions of the Financial Statements included elsewhere in this Report.

On February 24, 2025, the Company completed the Moser Acquisition, in which the Company acquired 100% of the authorized, issued and outstanding equity ownership interests in Moser AcquisitionCo and Moser Engine Service, Inc. (d/b/a Moser Energy Systems) in exchange for (i) cash consideration of $180.0 million and (ii) the Moser Stock Consideration. This history impacts the comparability of our operational results from year to year. Additional information on these transactions can be found in Note 3 - Acquisitions of the Financial Statements included elsewhere in this Report.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)
	(In thousands)
Product revenue	$106,839	$145,347	$372,812	$386,989
Service revenue	135,643	159,087	432,607	397,630
Rental revenue	17,131	—	40,461	—
Total revenue	259,613	304,434	845,880	784,619
Cost of sales (excluding depreciation, depletion and accretion expense)	195,230	225,347	597,197	534,229
Depreciation, depletion and accretion expense	40,619	26,069	118,252	68,271
Gross profit	23,764	53,018	130,431	182,119
Operating expenses:
Selling, general and administrative expense (including stock-based compensation expense of $9,344, $6,289, $24,152, and $15,961, respectively)	36,322	25,463	105,105	80,712
Credit loss expense	97	—	4,207	25
Amortization expense of acquired intangible assets	5,883	3,744	17,133	8,573
Loss on disposal of assets	—	8,574	—	19,672
Insurance recovery (gain)	—	—	—	(10,000)
Operating income (loss)	(18,538)	15,237	3,986	83,137
Interest (expense), net	(15,010)	(11,193)	(41,886)	(26,629)
Other income (expense), net	(3)	289	626	450
Income (loss) before income taxes	(33,551)	4,333	(37,274)	56,958
Income tax expense (benefit)	(9,830)	415	(9,214)	11,416
Net income (loss)	$(23,721)	$3,918	$(28,060)	$45,542

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Product Revenue. Product revenue decreased by $38.5 million to $106.8 million for the three months ended September 30, 2025, as compared to $145.3 million for the three months ended September 30, 2024. There was a decrease in proppant prices between the periods which contributed to a $20.9 million decrease in product revenue. Additionally, a decrease in sales volume contributed to a $17.6 million decrease in product revenue.

Service Revenue. Services revenue, which includes freight for last-mile logistics services, decreased by $23.4 million to $135.7 million for the three months ended September 30, 2025, as compared to $159.1 million for the three months ended September 30, 2024. The decrease in logistics revenue was due to lower sales volumes shipped to last-mile logistics customers.

Rental Revenue. Rental revenue is $17.1 million for the three months ended September 30, 2025, due to the acquisition of Moser and the related revenue from leasing power equipment. There was no rental revenue for the three months ended September 30, 2024.

Cost of sales (excluding depreciation, depletion and accretion expense). Cost of sales (excluding depreciation, depletion and accretion expense) decreased by $30.1 million to $195.2 million for the three months ended September 30, 2025, as compared to $225.3 million for the three months ended September 30, 2024.

Cost of sales (excluding depreciation, depletion and accretion) related to product revenue decreased by $17.8 million to $71.0 million for the three months ended September 30, 2025, as compared to $88.8 million for the three months ended September 30, 2024. This decrease was due to a decrease in rental equipment and outside service cost associated with lower production, as well as not incurring costs related to the temporary loadout equipment associated with the mechanical fire at the Kermit facility that occurred in 2024.

Cost of sales (excluding depreciation, depletion and accretion expense) related to services decreased by $18.7 million to $117.8 million for the three months ended September 30, 2025, as compared to $136.5 million for the three months ended September 30, 2024. The decrease was due to shortened average drive distances for deliveries to last-mile logistics customers during the period.

Cost of sales (excluding depreciation, depletion, and accretion expense) related to rentals is $6.4 million for the three months ended September 30, 2025, due to the acquisition of Moser and the cost of sales associated with leasing power equipment. There was no cost of sales related to rentals for the three months ended September 30, 2024.

Depreciation, depletion and accretion expense. Depreciation, depletion and accretion expense increased by $14.5 million to $40.6 million for the three months ended September 30, 2025, as compared to $26.1 million for the three months ended September 30, 2024, due to additional depreciable assets placed into service when compared to the prior period as well as contribution from Moser and PropFlow.

Selling, general and administrative expense. Selling, general and administrative expense increased by $10.8 million to $36.3 million for the three months ended September 30, 2025, as compared to $25.5 million for the three months ended September 30, 2024. The increase is due to an increase of $3.0 million from stock-based compensation, an increase of $3.7 million in other corporate expenses, as well as $4.1 million contribution from Moser for the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

Our selling, general and administrative expense includes the non-cash expense for stock-based compensation expense for equity awards granted to our employees. For the three months ended September 30, 2025, stock-based compensation expense was $9.3 million, as compared to $6.3 million of stock-based compensation expense for the three months ended September 30, 2024.

Amortization expense of acquired intangible assets. Amortization expense of acquired intangible assets increased $2.2 million to $5.9 million for the three month ended September 30, 2025, as compared to $3.7 million for the three month ended September 30, 2024. The increase was primarily due to the amortization of intangibles associated with the Moser Acquisition and PropFlow Acquisition.

Loss on disposal of assets. There was no loss on disposal of assets for the three months ended September 30, 2025, as compared to $8.6 million loss on disposal of assets for the three months ended September 30, 2024, due to the $8.6 million disposal from the damaged dredge asset. See Note 6 - Property, Plant and Equipment, Net - Impairment or Disposal of Long-Lived Assets for more information.

Interest (expense), net. Interest expense, net increased by $3.8 million to $15.0 million for the three months ended September 30, 2025, as compared to $11.2 million for the three months ended September 30, 2024. The increase is driven by the 2025 Term Loan Credit Facility and associated debt refinancing.

Income tax expense (benefit). Income tax expense (benefit) decreased by $10.2 million to $(9.8) million for the three months ended September 30, 2025, as compared to $0.4 million for the three months ended September 30, 2024. The decrease is primarily attributable to a decrease in income before income taxes for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Product Revenue. Product revenue decreased by $14.2 million to $372.8 million for the nine months ended September 30, 2025, as compared to $387.0 million for the nine months ended September 30, 2024. A decrease in proppant prices between the periods contributed to a $77.6 million decrease in product revenue. This was partially offset by an increase in sales volume which contributed to a $39.5 million increase in product revenue. Additionally, there was $23.9 million in shortfall revenue for the nine months ended September 30, 2025, as compared to no shortfall revenue for the nine months ended September 30, 2024.

Service Revenue. Services revenue, which includes freight for last-mile logistics services, increased by $35.0 million to $432.6 million for the nine months ended September 30, 2025, as compared to $397.6 million for the nine months ended September 30, 2024. The increase in logistics revenue was due to higher sales volumes shipped to last-mile logistics customers.

Rental Revenue. Rental revenue is $40.4 million for the nine months ended September 30, 2025, due to the acquisition of Moser and the related revenue from leasing power equipment. There was no rental revenue for the nine months ended September 30, 2024.

Cost of sales (excluding depreciation, depletion and accretion expense). Cost of sales (excluding depreciation, depletion and accretion expense) increased by $63.0 million to $597.2 million for the nine months ended September 30, 2025, as compared to $534.2 million for the nine months ended September 30, 2024.

Cost of sales (excluding depreciation, depletion and accretion) related to product revenue increased by $11.1 million to $207.3 million for the nine months ended September 30, 2025, as compared to $196.2 million for the nine months ended September 30, 2024, due to increased mining, utility, and payroll cost associated with increased production. This was partially offset by not incurring costs related to the temporary loadout equipment associated with the mechanical fire at the Kermit facility that occurred in 2024.

Cost of sales (excluding depreciation, depletion and accretion expense) related to services increased by $37.1 million to $375.1 million for the nine months ended September 30, 2025, as compared to $338.0 million for the nine months ended September 30, 2024. The increase was due to the higher sales volumes shipped being partially offset by shortened average drive distances for deliveries to last-mile logistics customers during the period.

Cost of sales (excluding depreciation, depletion, and accretion expense) related to rentals is $14.8 million for the nine months ended September 30, 2025, due to the acquisition of Moser and the cost of sales associated with leasing power equipment. There was no cost of sales related to rentals for the nine months ended September 30, 2024.

Depreciation, depletion and accretion expense. Depreciation, depletion and accretion expense increased by $50.0 million to $118.3 million for the nine months ended September 30, 2025, as compared to $68.3 million for the nine months ended September 30, 2024, due to additional depreciable assets placed into service when compared to the prior period as well as contribution from Moser and PropFlow.

Selling, general and administrative expense. Selling, general and administrative expense increased by $24.4 million to $105.1 million for the nine months ended September 30, 2025, as compared to $80.7 million for the nine months ended September 30, 2024. The increase is due to an increase of $8.2 million from stock-based compensation, an increase of $6.2 million in other corporate expenses, as well as $10.0 million contribution from Moser for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

Our selling, general and administrative expense includes the non-cash expense for stock-based compensation expense for equity awards granted to our employees. For the nine months ended September 30, 2025, stock-based compensation expense was $24.2 million, as compared to $16.0 million of stock-based compensation expense for the nine months ended September 30, 2024.

Credit loss expense. Credit loss expense is $4.2 million for the nine months ended September 30, 2025, as compared to de minimis credit loss expense for the nine months ended September 30, 2024, due to certain shortfall receivables. See Note 2 - Summary of Significant Accounting Policies - Accounts Receivable and Allowance for Credit Losses for more information.

Amortization expense of acquired intangible assets. Amortization expense of acquired intangible assets increased $8.5 million to $17.1 million for the nine month ended September 30, 2025, as compared to $8.6 million for the nine month ended September 30, 2024. The increase was primarily due to the amortization of intangibles associated with the Moser Acquisition and PropFlow Acquisition.

Loss on disposal of assets. There was no loss on disposal of assets for the nine months ended September 30, 2025, as compared to $19.7 million loss on disposal of assets for the nine months ended September 30, 2024, due to $11.1 million disposal of certain assets associated with mechanical fire at the Kermit facility and the $8.6 million disposal from the damaged dredge asset. See Note 6 - Property, Plant and Equipment, Net - Impairment or Disposal of Long-Lived Assets for more information.

Insurance recovery (gain). There was no insurance recovery for the nine months ended September 30, 2025, as compared to $10.0 million insurance recovery for the nine months ended September 30, 2024, due to $10.0 million of an insurance claim associated with the mechanical fire. See Note 6 - Property, Plant and Equipment, Net - Impairment or Disposal of Long-Lived Assets for more information.

Interest (expense), net. Interest expense, net increased by $15.3 million to $41.9 million for the nine months ended September 30, 2025, as compared to $26.6 million for the nine months ended September 30, 2024. The increase is driven by the 2025 Term Loan Credit Facility and associated debt refinancing.

Income tax expense (benefit). Income tax expense (benefit) decreased by $20.6 million to $(9.2) million for the nine months ended September 30, 2025, as compared to $11.4 million for the nine months ended September 30, 2024. The decrease is primarily attributable to a decrease in income before income taxes for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity to date have been capital contributions from our owners, cash flows from operations, the Equity Offering (as defined below), and borrowings under our previous term loan credit facilities, and our previous asset-based loan credit facilities. Going forward, we expect our primary sources of liquidity to be cash flows from operations, availability under our 2023 ABL Credit Facility as amended, borrowings under our 2025 Term Loan Credit Facility, or any other credit facility we enter into in the future and proceeds from any future issuances of debt or equity securities. We expect our primary use of capital will be used for investing in our business, specifically for acquisition of fit-for-purpose equipment used in our logistics platform, and power-related growth capital expenditures. In addition, we have routine facility upgrades and additional ancillary capital expenditures associated with, among other things, contractual obligations and working capital obligations.

As of September 30, 2025, we had working capital, defined as current assets less current liabilities, of $76.6 million and $87.6 million of availability under the 2023 ABL Credit Facility. Our cash and cash equivalents totaled $41.3 million.

Cash Flow

The following table summarizes our cash flow for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
	(Unaudited)
Consolidated Statement of Cash Flow Data:	(In thousands)
Net cash provided by operating activities	$113,639	$185,607
Net cash used in investing activities	(325,234)	(429,785)
Net cash provided by financing activities	181,240	112,641
Net decrease in cash	$(30,355)	$(131,537)

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $113.6 million and $185.6 million for the nine months ended September 30, 2025 and 2024, respectively. Net income (loss) adjusted for non-cash items for the nine months ended September 30, 2025 resulted in a cash increase of $132.8 million compared with a cash increase of $172.2 million for the nine months ended September 30, 2024. This change was primarily due to lower earnings in 2025. Changes in net working capital for the nine months ended September 30, 2025 resulted in a cash decrease of $19.1 million compared with a cash increase of $13.5 million for the nine months ended September 30, 2024. This change was primarily due to a decrease in accounts payable in 2025.

Net Cash Used in Investing Activities. Net cash used in investing activities was $325.2 million and $429.8 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease in cash used is primarily attributable to less capital spending at the Kermit and Monahans facilities, OnCore distributed mining network, Dune Express and logistics assets during the nine months ended September 30, 2025 when compared to the nine months ended September 30, 2024. This was offset by a $61.9 million increase in acquisitions with Moser and PropFlow for the nine months ended September 30, 2025 when compared to Hi-Crush for the nine months ended September 30, 2024. Additionally, we collected $4.6 million less in insurance proceeds for the nine months ended September 30, 2025 as compared to September 30, 2024.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $181.2 million and $112.6 million for the nine months ended September 30, 2025 and 2024, respectively. This increase is primarily related to the proceeds from an underwritten public offering of 11.5 million shares of our Common Stock at a public offering price of $23.0 per share (the “Equity Offering”) and term loan borrowings for the nine months ended September 30, 2025 when compared to the nine months ended September 30, 2024. This increase was partially offset by payments on the Deferred Cash Consideration Note, the 2023 ABL Credit Facility and dividends for the nine months ended September 30, 2025 when compared to the nine months ended September 30, 2024.

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

The 2025 Term Loan Credit Facility includes a discount of $18.8 million and de minimis deferred financing fees. As discussed below (2023 Term Loan Credit Facility), the 2025 Term Loan Credit Facility also includes previously unamortized debt discount and deferred financing fees of $7.2 million, associated with prior Stonebriar borrowings. These amounts are recorded as a direct reduction from the carrying amount of the debt obligation on the Company’s condensed consolidated balance sheets and are amortized to interest expense using the effective interest method. Interest expense associated with the 2025 Term Loan Credit Facility was $12.8 million and $31.0 million for the three and nine months ended September 30, 2025, respectively, and the interest expense associated with the discount and deferred financing costs was $0.8 million and $1.9 million for the three and nine months ended September 30, 2025, respectively.

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

As of September 30, 2025, Atlas LLC was in compliance with the covenants of the 2025 Term Loan Credit Facility.

Deferred Cash Consideration Note

In accordance with the Hi-Crush Merger Agreement, the Company issued a secured PIK toggle seller note in an aggregate principal amount of $111.3 million, with a final maturity date of January 31, 2026 (the “Deferred Cash Consideration Note”). The Deferred Cash Consideration Note was part of the consideration transferred and valued at fair value at the acquisition date. This amount is subject to adjustments as set forth in the Hi-Crush Merger Agreement. The Deferred Cash Consideration Note bears interest at a rate of 5.00% per annum if paid in cash, or 7.00% per annum if paid in kind. Interest on the Deferred Cash Consideration Note is payable quarterly in arrears beginning March 29, 2024 through maturity. Interest expense associated with the Deferred Cash Consideration Note was $0.1 million and $1.0 million for the three and nine months ended September 30, 2025, respectively. Interest expense associated with the Deferred Cash Consideration Note was $1.4 million and $3.2 million for the three and nine months ended September 30, 2024, respectively.

The Deferred Cash Consideration Note included $4.6 million of debt discount and approximately $0.1 million deferred financing costs. The discount and deferred financing costs are a direct reduction from the carrying amount of the debt obligation on the Company’s condensed consolidated balance sheets and are amortized to interest expense using the effective interest method. Interest expense associated with the discount and deferred financing costs were approximately $0.7 million and $1.9 million in total for the three and nine months ended September 30, 2025, respectively. Interest expense associated with the discount and deferred financing costs were approximately $0.6 million and $1.4 million in total for the three and nine months ended September 30, 2024, respectively.

Atlas LLC’s obligations under the Deferred Cash Consideration Note are secured by certain of the assets acquired in connection with the Hi-Crush Transaction. The Deferred Cash Consideration Note is also unconditionally guaranteed by Atlas LLC on an unsecured basis.

Partial Repayment of the Deferred Cash Consideration Note

In February 2025, the Company used a portion of the proceeds from the Equity Offering to repay $101.3 million of the outstanding principal balance of the Deferred Cash Consideration Note. The Company intends to repay the remaining $10.0 million of principal at maturity.

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

Atlas LLC may also request swingline loans under the 2023 ABL Credit Agreement in an aggregate principal amount not to exceed $7.5 million. During the nine months ended September 30, 2025 and the year ended December 31, 2024, Atlas LLC had no outstanding swingline loans under the 2023 ABL Credit Facility.

Borrowings under the 2023 ABL Credit Facility bear interest, at Atlas LLC’s option, at either a base rate or Term SOFR (as defined in the 2023 ABL Credit Agreement), as applicable, plus an applicable margin based on average Availability as set forth in the 2023 ABL Credit Agreement. Term SOFR loans bear interest at Term SOFR for the applicable interest period plus an applicable margin, which ranges from 1.50% to 2.00% per annum based on average Availability as set forth in the 2023 ABL Credit Agreement. Base rate loans bear interest at the applicable base rate, plus an applicable margin, which ranges from 0.50% to 1.00% per annum based on average Availability as set forth in the 2023 ABL Credit Agreement. In addition to paying interest on outstanding principal under the 2023 ABL Credit Facility, Atlas LLC is required to pay a commitment fee which ranges from 0.375% per annum to 0.500% per annum with respect to the unutilized commitments under the 2023 ABL Credit Facility, based on the average utilization of the 2023 ABL Credit Facility. Atlas LLC is required to pay customary letter of credit fees, to the extent that one or more letter of credit is outstanding. For the three and nine months ended September 30, 2025, we recognized $0.1 million and $0.4 million, respectively, of interest expense, unutilized commitment fees and other fees under the 2023 ABL Credit Facility, classified as interest expense. For the three and nine months ended September 30, 2024, we recognized $0.1 million and $0.4 million, respectively, of interest expense, unutilized commitment fees and other fees under the 2023 ABL Credit Facility, classified as interest expense.

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

On March 5, 2024 and November 12, 2024, the Company drew down $50.0 million and $20.0 million, respectively, under the 2023 ABL Credit Facility for general corporate purposes. In February 2025, the Company used a portion of the proceeds from the Equity Offering to repay the $70.0 million of the outstanding principal balance of the 2023 ABL Credit Facility.

On July 25, 2025, the Company drew down $25.0 million under the 2023 ABL Credit Facility to fund cash consideration for the PropFlow Acquisition. The Company had $0.3 million and $0.9 million of interest expense for the three and nine months ended September 30, 2025, respectively. There was interest expense of $0.9 million and $2.0 million for the three and nine months ended September 30, 2024, respectively. The draw included $0.3 million in debt issuance costs and $0.3 million in deferred financing costs. These costs are recorded under other long-term assets on the condensed consolidated balance sheets and are amortized on a straight-line basis over the life of the agreement. Interest expense associated with the amortization of these costs were $0.1 million and $0.2 million for the three and nine months ended September 30, 2025, respectively. Interest expense associated with the amortization of these costs was $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively.

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

As of September 30, 2025, Atlas LLC had $25.0 million in outstanding borrowings and $0.3 million in outstanding letters of credit under the 2023 ABL Credit Facility. Additionally, as of September 30, 2025, the Borrowing Base was $112.9 million, and Availability was $87.6 million.

The 2023 ABL Credit Facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of September 30, 2025, the Company was in compliance with the covenants under the 2023 ABL Credit Facility.

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

Other Indebtedness

The Company has other indebtedness of $17.5 million of equipment finance notes as of September 30, 2025. There was $0.1 million and $0.2 million of interest expense for the three and nine months ended September 30, 2025, respectively, and de minimis interest expense for both the three and nine months ended September 30, 2024. These equipment finance notes have terms ending in April 2026 through April 2031 and interest rates ranging from 2.24% to 10.89%.

Critical Accounting Policies and Estimates

As of September 30, 2025, there have been no material changes to our critical accounting policies and related estimates previously disclosed in our Annual Report. Refer to the accounting policies discussed in the notes to our Financial Statements under Note 2 - Summary of Significant Accounting Policies.

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

Business Combinations

We allocate the purchase price of any business we acquire to the identifiable assets acquired and liabilities assumed based on their estimated fair values. Any excess purchase price over the fair value of the net identifiable assets acquired is recorded as goodwill. We use all available information to estimate fair values, including quoted market prices, the carrying value of acquired assets and assumed liabilities and valuation techniques such as discounted cash flows, relief-from-royalty method, with or without method, multi-period excess earnings method, or cost to recreate method. We engage third-party appraisal firms to assist in the fair value determination of identifiable long-lived assets, identifiable intangible assets, as well as any contingent consideration that provides for additional consideration to be paid to the seller if certain future conditions are met. These estimates are reviewed during the 12-month measurement period and adjusted as soon as the necessary information becomes available but no later than one year from the acquisition date. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our financial condition or results of operations. The purchase price associated with business combinations can include a holdback liability. The holdback is subject to changes from estimated to actual net working capital amounts and other customary purchase price adjustments. The holdback amount is based on management’s best estimate and may be subject to further adjustments. This amount is recorded in other current liabilities on our condensed consolidated balance sheets. For further discussion on our recently completed acquisitions, see Note 3 - Acquisitions, to the accompanying Financial Statements included elsewhere in this Report.

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

Credit Risks

We recognized credit loss expense of $0.1 million and $4.2 million for the three and nine months ended September 30, 2025, respectively. A dispute with a counterparty accounted for $4.1 million of the credit loss expense. See Note 2 – Summary of Significant Accounting Policies of the Financial Statements included elsewhere in this Report for additional information.

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

While we have concluded that this material weakness did not result in a material misstatement in our Financial Statements, it was not remediated as of September 30, 2025, and thus could have created a reasonable possibility that a material misstatement to the annual or interim financial statements would not have been prevented or detected on a timely basis. Accordingly, we determined that these control deficiencies constituted a material weakness.

With respect to the material weakness above, management is executing a remediation plan to address the material weakness which improves the design and operating effectiveness of our ITGCs. As part of such plan we have, among other things, evaluated and implemented enhanced process controls around user access management and expanded documentation and review procedures to monitor, evaluate and support control effectiveness. We believe that upon completion, we will have strengthened our ITGCs to address and successfully remediate the identified material weakness. However, control weaknesses are not considered remediated until new internal controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively.

Acquisitions

As disclosed in Note 3 - Acquisitions in the notes to the accompanying Financial Statements, we acquired Moser and its wholly-owned subsidiary on February 24, 2025. Moser’s total revenues constituted approximately 6.6% and 4.8% and of total revenues as shown in our Financial Statements for the three and nine months ended September 30, 2025, respectively. The total assets of Moser acquired constituted approximately 12.4% of total assets as shown in our Financial Statements as of September 30, 2025. We also acquired PropFlow and its wholly-owned subsidiaries on July 28, 2025. PropFlow’s total revenues constituted approximately 1.1% and 0.3% and of total revenues as shown in our Financial Statements for the three and nine months ended September 30, 2025, respectively. The total assets of PropFlow acquired constituted approximately 1.7% of total assets as shown in our Financial Statements as of September 30, 2025. We excluded Moser and PropFlow disclosure controls and procedures that are subsumed by its internal control over financial reporting from the scope of management’s assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the guidance issued by the Staff of the SEC that an assessment of a recently acquired business’s internal controls may be omitted from management’s assessment of internal control over financial reporting for one year following the acquisition. As part of the Company’s ongoing integration activities, the Company’s financial reporting controls and procedures are in the process of being implemented with respect to the acquired operations. The Company and the acquired companies used separate accounting systems through September 30, 2025. The Financial Statements presented in this Report were prepared using information obtained from these separate accounting systems.

Changes in Internal Control over Financial Reporting

Other than the material weakness and incorporating acquired companies’ controls following the Moser Acquisition and PropFlow Acquisition described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Except as set forth below, during the three months ended September 30, 2025, there have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, filed with the SEC on May 6, 2025 and August 5, 2025, respectively.

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

Item 5. Other Information.

During the fiscal quarter ended September 30, 2025, none of our officers or directors (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Power Equipment Reservation

On November 2, 2025, Atlas LLC entered into a reservation agreement for the manufacture of approximately 240 megawatts of power generation equipment. The aggregate cost of such equipment is approximately $278.3 million and we expect that it will be funded through debt financing. The cost of the investment is expected to be financed as progress payments become due. We expect deliveries to begin in late-2026. Pursuant to the reservation agreement, the parties agreed to negotiate and enter into an engineering, procurement and construction agreement governing the terms of the manufacture, delivery and installation of the equipment, which is expected to contain customary representations, warranties and agreements of the parties, indemnification obligations and other customary terms and conditions associated therewith. The reservation agreement and terms and conditions of sale also contain customary agreements of the parties and customary terms and conditions.

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

ATLAS ENERGY SOLUTIONS INC.

Date: November 4, 2025	By:	/s/ John Turner
John Turner
President and Chief Executive Officer

	By:	/s/ Blake McCarthy
Blake McCarthy
Chief Financial Officer