Form 10-K
period 2025-12-31
Atlas Energy Solutions Inc.
filed 2026-02-24
CIK 1984060

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the outstanding common stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1.1 billion based on the closing sale price of $13.37 per share, as reported on the New York Stock Exchange on such date.

As of February 19, 2026, the registrant had 124,161,317 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K and will be filed within 120 days of the registrant’s fiscal year end.

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
•
“2023 Term Loan Credit Agreement” refer to the Credit Agreement, dated July 31, 2023, among Atlas LLC, as borrower, and Stonebriar Commercial Finance LLC, as administrative agent and initial lender, as amended;
•
“2023 Term Loan Credit Facility” refer to the credit facility extended pursuant to the 2023 Term Loan Credit Agreement;
•
“2025 Term Loan Credit Agreement” refer to the Credit Agreement, dated February 21, 2025, among Atlas LLC, as borrower, and Stonebriar Commercial Finance LLC, as administrative agent and initial lender;
•
“2025 Term Loan Credit Facility” refer to the credit facility extended pursuant to the 2025 Term Loan Credit Agreement;
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
•
“BCA HoldCo” refer to BCA HoldCo, LLC, a Delaware limited liability company;
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
•
“Deferred Cash Consideration Note” refer to a secured PIK toggle seller note in an aggregate principal amount of $111.3 million as of December 31, 2024. This amount is subject to adjustments as set forth in the Hi-Crush Merger Agreement, with a final maturity date of January 31, 2026;
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
•
“Galt” refer to Galt Power Solutions LLC, a Texas limited liability company and indirect wholly-owned subsidiary of the Company;
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
•
“Hi-Crush Stockholder” refer to each stockholder of Hi-Crush as of immediately prior to the effective time of the mergers pursuant to the Hi-Crush Merger Agreement;
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
•
“Interim Funding Agreement” refer to the Interim Funding Agreement, dated as of December 26, 2025, by and between Galt and Stonebriar;
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
•
“IRS” refer to the U.S. Internal Revenue Service;
•
“JOBS Act” refer to the Jumpstart Our Business Startups Act of 2012;
•
“Lease Agreement” refer to the Master Lease Agreement, dated as of December 26, 2025, by and between Galt, as lessee, and Stonebriar, as lessor;
•
“Lease Documents” refer to the Interim Funding Agreement, together with the Lease Agreement;
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
•
“Moser Acquisition” refer to the acquisition of Moser AcquisitionCo and Moser Engine Service, Inc. (d/b/a Moser Energy Systems), a Wyoming corporation and a wholly-owned subsidiary of Moser AcquisitionCo;
•
“Moser AcquisitionCo” refer to Moser Acquisition, Inc., a Delaware corporation;
•
“Moser Consideration” refer to (i) $180.0 million in cash paid to Moser Holdings, LLC at the closing of the Moser Acquisition and (ii) the Moser Stock Consideration;
•
“Moser Purchase Agreement” refer to the Stock Purchase Agreement, dated January 27, 2025 by and among the Company, Wyatt Holdings, LLC, a Delaware limited liability company and an indirectly wholly-owned subsidiary of the Company, and Moser Holdings, LLC, a Delaware limited liability company;
•
“Moser Registration Rights Agreements” refer to the registration rights agreement pursuant to the terms of the Moser Purchase Agreement;
•
“Moser Stock Consideration” refer to the approximately 1.7 million shares of Common Stock, issued at the closing of the Moser Acquisition;
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
•
“Operating Units” refer to membership interests in Atlas Operating;
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
•
“PropFlow” refer to PropFlow, LLC, a Delaware limited liability company;
•
“PropFlow Acquisition” refer to the acquisition of PropFlow and its wholly owned subsidiaries;
•
“PropFlow Purchase Agreement” refer to the membership interest purchase agreement, dated July 28, 2025, by and among Atlas LLC, BCA HoldCo and certain other signatories;
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
•
“Sealy Smith” refer to The Sealy & Smith Foundation;
•
“SEC” refer to the U.S. Securities and Exchange Commission;
•
“Second Term Loan Amendment” refer to the Second Amendment, dated as of January 27, 2025, to the Credit Agreement, among Atlas LLC, the lenders party thereto and Stonebriar Commercial Finance LLC, as administrative agent, which amended the 2023 Term Loan Credit Agreement;
•
“Securities Act” refer to the Securities Act of 1933, as amended;
•
“Stonebriar” refer to Stonebriar Commercial Finance LLC;
•
“Term Loan Amendment” refer to the First Amendment, dated as of February 26, 2024, to the Credit Agreement, among Atlas LLC, the lenders party thereto and Stonebriar Commercial Finance LLC, as administrative agent, which amended the 2023 Term Loan Credit Agreement;
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
•
hazards customary to the operation of power generation facilities, including transporting, storing and handling fuel, operating industrial, electrical and other equipment, and connecting to high voltage transmission and distribution systems;
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
•
development of alternative power generation technologies or changes in the availability of grid power that would reduce the need for mobile power supply, particularly in the Permian Basin;
•
customer concentration, the potential for future consolidation amongst current or potential customers and the possibility that customers may not continue to outsource their power system needs, which could affect demand for our products and services, especially in the power generation industry;
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
•
the impact of geopolitical developments and tensions, war and uncertainty in oil-producing countries (including the invasion of Ukraine by Russia, the Israel-Iran conflict, continued instability in the Middle East, the recent events in Venezuela and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy);
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
•
the risk of the carrying value of our property, plant and equipment is subject to impairment charges;
•
our dependency on relationships with key suppliers in our power segment;
•
our ability to succeed in long sales cycles in our power segment;
•
risks related to customer power system needs;
•
our dependency on few customers for a significant portion of our power solutions revenues;
•
changes in the availability of grid power;
•
future competition in the power segment as power industry evolves;
•
our ability to mitigate risks and hazards inherent to the power industry;
•
risk that expected demand growth from the technology sector, manufacturing industry, and other uses of electricity may not occur;
•
inability to adapt our distributed power technologies to meet customer demands;
•
inability of our suppliers to meet obligations;
•
adverse impact of not owning all of the land on which our power generation facilities are located;
•
risk of change in U.S. trade policy and the impact of tariffs;
•
adverse impact of operational hazards and inherent risks;
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
•
adverse developments at any of our production facilities;
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
impact of facility closure;
•
our inability to meet our minimum proppant delivery requirements under our supply agreements;
•
our operational concentration in the Permian Basin;
•
impact of an increase in the supply of proppant having similar characteristics as the proppant we produce;
•
impact of price fluctuations;
•
adverse effect of our E&P customers’ operations;
•
complexities involved in the software and technology systems that need to be developed in connection with our autonomous trucking initiative;
•
undetected defects, errors or bugs in the hardware or software related to our autonomous driving technology, when deployed;
•
unauthorized control or manipulation of the systems in our autonomous proppant-delivery vehicles;
•
impact to evolving laws and regulations on our ability to commercially deploy our autonomous proppant-delivery vehicles;
•
natural disasters and unusual weather conditions;
•
failure of any acquisitions, dispositions and investments to result in the anticipated benefits;

Risks Related to Our Financial Condition

•
the impact of our indebtedness on our financial flexibility and our competitive position;
•
the inability to obtain needed capital or financing, on satisfactory terms, or at all;

Risks Related to Our Organizational Structure and Ownership of Our Common Stock

•
inability to resume our dividend program;
•
the impact of future sales or the perception of future sales of our Common Stock;
•
the Principal Stockholders’ ability to direct the voting of a significant proportion of the Common Stock;
•
the ability of certain of the Principal Stockholders and members of the Board to compete with the Company;
•
the impact of anti-takeover provisions in our organizational documents;
•
the limitations of our stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or our directors, officers, employees or agents;
•
adverse impact to our Common Stock if we of issue preferred stock;
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
•
regulations that impose stringent occupational health and safety standards on our operations; and
•
risks related to obtaining, maintaining, and complying with permits necessary for the operation of our business.

PART I

Item 1. Business.

Overview

Atlas Energy Solutions Inc. is a leading proppant producer, logistics, and distributed power solutions provider, primarily serving the Permian Basin of West Texas and New Mexico. We operate our business through two reportable segments: Sand and Logistics and Power. Our mission is to improve human beings’ access to the hydrocarbons that power our lives, and, by doing so, we maximize the value creation for our stockholders. Value creation for our shareholders is our fundamental goal. In order to fulfill our mission and create value for our shareholders, we strive to optimize the outcomes for our broader stakeholders, including our employees and the communities in which we operate. We are proud of the fact that our approach to innovation in the hydrocarbon industry drives efficiencies creating value for our shareholders, while also delivering differentiated social and environmental progress. The Company has driven innovation designed to provide industry-leading environmental benefits by reducing energy consumption, emissions, and our aerial footprint. We call this Sustainable Environmental and Social Progress, and it is driven by shareholder value creation.

We were founded in 2017 by Ben M. "Bud" Brigham, our Executive Chairman, and are led by an entrepreneurial team with a history of constructive disruption bringing significant and complementary experience to this enterprise, including the perspective of longtime E&P operators, which provides for an elevated understanding of the end users of our products and services. Our executive management team has a proven track record with a history of generating positive returns and value creation. Our experience as E&P operators was instrumental to our understanding of the opportunity created by in-basin sand production and supply in the Permian Basin, which we view as North America’s premier shale resource and which we believe will remain its most active through economic cycles.

Segments

Sand and Logistics

We operate 14 proppant production facilities across the Permian Basin including both large-scale in-basin facilities and smaller distributed mining units. We are a low-cost producer of various high-quality, locally sourced proppants used during the well completion process. We offer both dry and damp sand and carry various mesh sizes including 100 mesh and 40/70 mesh. Proppant is a key component necessary to facilitate the recovery of hydrocarbons from oil and natural gas wells. We operate a differentiated logistics platform that is designed to increase the efficiency, safety and sustainability of the oil and natural gas industry primarily within the Permian Basin. This includes our fleet of fit-for-purpose trucks, trailers, wellsite equipment, and the 42-mile Dune Express conveyor system (the only proppant conveyor system in the world, and the longest conveyor in the United States). We are also integrating autonomous driving technologies in certain of our fit-for-purpose trucks, creating the first semi-autonomous oilfield logistics network to increase the automation of the oil and gas proppant supply chain.

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

Assets and Operations

Sand and Logistics

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

The Dune Express, which originates at our Kermit facilities and stretches into the middle of the Northern Delaware Basin, is the first long-haul proppant conveyor system in the world. The Dune Express is 42 miles in length, capable of transporting 13 million tons of proppant annually, and is strategically located to deliver proppant to the Northern Delaware Basin. The Dune Express has lowered legacy transportation requirements and increased safety by removing trucks from public roadways, thus reducing traffic, accidents and fatalities on public roadways in the region.

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

Power

Our distributed power solutions include a fleet of more than 1,000 natural gas-powered reciprocating generators, with power generation primarily supporting production and artificial lift operations across major United States resource basins.

On November 2, 2025, Atlas LLC entered into a reservation agreement (the “Reservation Agreement”) for the manufacture of approximately 240 megawatts of power generation equipment. The aggregate cost of such equipment is approximately $278.3 million. The Reservation Agreement was assigned to Stonebriar in connection with entry into the Lease Documents. The cost of the investment will be financed under the Lease Documents as progress payments become due. We expect deliveries of the equipment to begin in late-2026. Pursuant to the Reservation Agreement, the parties agreed to negotiate and enter into an engineering, procurement and construction agreement governing the terms of the manufacture, delivery and installation of the equipment, which is expected to contain customary representations, warranties and agreements of the parties, indemnification obligations and other customary terms and conditions associated therewith.

Map of Operations

The following map shows the locations of our operations as of December 31, 2025:

Williston Basin
Powder River Basin
DJ Basin
Uinta Basin
Utica & Marcellus Shale
Permian Basin
Eagle Ford Shale
Sand/Logistics
Power

Sand and Logistics

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

Our differentiated logistics platform operates primarily within the Permian Basin. This includes our fleet of fit-for-purpose trucks, trailers, wellsite equipment, and the 42-mile Dune Express conveyor system.

Power

Our fleet of generators provides distributed energy solutions for production and artificial lift operations across major United States resource basins.

Our Products and Services

Product

We serve the oil and gas end markets, and our sand reserves contain deposits of fine grade 40/70-mesh and 100-mesh sizes that API specifies for use in wellsite fracturing operations. We believe that this mix of finer grade sand reserves is in higher demand and meets current industry preferences. Based on the reserve report prepared by John T. Boyd Company (“JT Boyd”), our independent mining engineers and geologists, as of December 31, 2025, we had 571.3 million tons of proven and probable sand reserves at our Kermit facilities, Monahans facility, and OnCore distributed mining network. Our reserves were composed of approximately 45% 40/70-mesh, 36% 70/140-mesh, and 19% of 40/140-mesh substrate sand. As of December 31, 2025, we estimate our reserve life to be approximately 29 years for our K1/K2 facilities, 11 years for our K115/874 facilities, 27 years for our Monahans facility, and 20 years for our OnCore distributed mining network, as may be extended or adjusted for future conversions of measured, indicated or inferred resources to proven or probable reserves or any change to our production capacity. For more information regarding our mineral reserves, see Item 2. “Property.—Our Reserves.”

Proppant is stored onsite before transport and delivery to customers’ well sites located primarily in the Delaware and Midland Basins. Our proppant is offered to our customers at the mine or as an integrated mine-to-wellhead solution.

Services and Rentals

We provide transportation, storage solutions, contract labor services and distributed power rentals to companies in the oil and gas industry. Transportation services typically consist of transporting product from the plant facilities to the wellsite. The locations of our facilities are within close proximity to well activity and enable us to deliver proppant directly to our customers’ wellheads using a variety of methods, reducing handling costs and delivery lead times.

Our Permits

We have obtained numerous federal, state and local permits required for operations at our Kermit facilities, Monahans facility, and OnCore distributed mining network. Operations are predominantly regulated by the TCEQ with respect to environmental compliance. The predominant permitting requirement is an active New Source Review (“NSR”) permit for air pollution control. Our operations have a current NSR permit which is renewable next in 2028. Other permits held by our operations include Stormwater, Above Ground Storage Tank, Aggregate Production Operation, and a septic permit. A Spill Prevention, Control, and Countermeasure plan is also active at our locations.

We have obtained DOT operating authority, as defined under U.S. Department of Transportation (“DOT”) and Federal Motor Carrier Safety Administration (“FMCSA”) required for our Last Mile Logistics and Power operations.

While resources invested in securing permits are significant, this cost has not had a material adverse effect on our results of operations or financial condition. We cannot be certain that existing transportation or environmental laws and regulations will not be reinterpreted or revised or that new transportation, or environmental laws and regulations will not be adopted or become applicable to us. Revised or additional requirements that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business.

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

Climate Change

In the United States, no comprehensive climate change legislation has been implemented at the federal level. Under previous administrations, the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, and together with the Department of Transportation (the “DOT”), implement GHG emissions limits on vehicles manufactured for operation in the United States. However, in February 2026, the EPA issued a final rule rescinding the “Endangerment Finding,” which provides the basis for the EPA’s authority to regulate GHG emissions. Litigation challenging the final rule is likely, and as a result, there is significant uncertainty with respect to regulations related to GHG emissions. We cannot predict the outcome of potential legal challenges or the ultimate impacts on our business. Notwithstanding the potential Endangerment Finding repeal, the Inflation Reduction Act of 2022 (“IRA”) appropriated significant incentives for renewable energy initiatives and imposed a fee on excess GHG emissions from certain oil and gas facilities, and the EPA issued a final rule in November 2024 implementing the charge. However, in February 2025, Congress repealed the rule using the Congressional Review Act, and the One Big Beautiful Bill Act, enacted in July 2025, and delayed implementation of the charge until 2034. We cannot predict when or whether the Trump administration or Congress may take further action to repeal or revise this requirement in the IRA, if at all, or the resulting impact on our business operations. Additionally, several U.S. states including California and New York, either individually or in regional collaboration, have adopted or are considering adopting legislation, policies, or regulatory initiatives focused on GHG emissions reductions, including cap and trade programs, carbon taxes, performance standards, and reporting and monitoring programs. Internationally, the United Nations-sponsored Paris Agreement (“Paris Agreement”) requires member states to individually determine and submit non-binding emissions reduction targets every five years after 2020. On January 20, 2025, President Trump signed an Executive Order once again withdrawing the United States from the Paris Agreement, and in January 2026, he announced the United States’ withdrawal from the United Nations Framework Convention on Climate Change. While the international community continues to gather annually to develop and negotiate international climate initiatives, pledges, and frameworks, the United States’ participation in future United Nations climate-related conferences and initiatives and the impacts of these orders, pledges, agreements and any legislation or regulation promulgated to fulfill the United States’ commitments under the Paris Agreement or other international agreements cannot be predicted at this time.

Emerging climate-change focused legislation and regulation, litigation efforts, policy directives, and related initiatives have the potential to increase our and our customers’ operating costs and reduce demand for our customers’ products and thereby our services. Further, any limitations or restrictions on the development of fossil fuel-specific infrastructure and our customers’ ability to access capital, develop their assets, and market their products may adversely affect our business and results of operations. For more information on applicable climate change-related regulatory matters, developments and risks affecting our business, please see our “Risk Factors—Risks Related to Environmental, Mining and Other Regulations—Our and our customers’ operations are subject to a number of risks arising out of the threat of climate change, including regulatory, political, litigation and financial risks, which could result in increased operating and capital costs for our customers and reduced demand for our products and services” and “Risk Factors—Risks Related to Our Business and Operations— Increased stakeholder and market attention to ESG and conservation matters may adversely impact our business and access to capital.”

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

The scope of waters subject to federal jurisdiction has been subject to substantial controversy, with the Corps and EPA pursuing several rulemakings since 2015 to attempt to define the scope of Waters of the United States (“WOTUS”). Most recently, EPA issued a WOTUS rule in September 2023 that is currently only implemented in 24 states due to ongoing litigation. Thus, the operative definition of WOTUS varies by state. In November 2025, the EPA issued a proposed rule to further update and narrow the definition of WOTUS. To the extent the implementation of the September 2023 rule, challenges to the November 2025 proposed rule, results of the litigation or any action further expands the scope of the CWA’s jurisdiction in areas where we operate, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.

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

Hydraulic Fracturing

We supply proppant to the oil and natural gas industry. Hydraulic fracturing is an important common practice that is used to stimulate production of oil and natural gas from low permeability hydrocarbon bearing subsurface rock formations. The hydraulic fracturing process involves the injection of water, proppant and chemicals under pressure into the formation to fracture the surrounding rock, increase permeability and stimulate production. Although we do not directly engage in hydraulic fracturing activities, our customers purchase our proppant for use in their hydraulic fracturing activities. Hydraulic fracturing is typically regulated by state oil and natural gas commissions and similar agencies; however, the EPA has asserted jurisdiction over hydraulic fracturing activities in some circumstances under the Safe Drinking Water Act. Some states have adopted, and other states are considering adopting, regulations that could impose new or more stringent permitting, disclosure or well construction requirements on hydraulic fracturing operations. State and federal regulatory agencies have also recently focused on a possible connection between the operation of injection wells used for oil and natural gas waste disposal and seismic activity. Similar concerns have been raised that hydraulic fracturing may also contribute to seismic activity, and some states, including Texas, have imposed or are considering imposing certain limits on or requirements related to the permitting or operation of produced water disposal wells in areas with increased instances of induced seismic events. Aside from state laws, local land use restrictions may restrict drilling in general or hydraulic fracturing in particular. Municipalities may adopt local ordinances attempting to prohibit hydraulic fracturing altogether or, at a minimum, allow such fracturing processes within their jurisdictions to proceed but regulating the time, place and manner of those processes. At the same time, certain environmental groups have suggested that additional laws may be needed to more closely and uniformly limit or otherwise regulate the hydraulic fracturing process, and legislation has been proposed by some members of Congress to provide for such regulation.

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

Endangered Species

The ESA restricts activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (“MBTA”) and bald and golden eagles under the Bald and Golden Eagle Protection Act (“BGEPA”) and analogous state laws. Compliance with these laws may require the implementation of avoidance or mitigation measures or time and place restrictions on certain operations during migration or breeding seasons. The listing of new species as endangered or threatened and the designation of such species’ habitat as critical under the ESA or related laws in areas where we or our customers operate may result in increased costs arising from required species protection measures or operational delays or limitations, either of which could adversely affect our and our customers operations or reduce demand for our services. For more information regarding risks associated with compliance with endangered species laws and regulations, including discussion of certain risks related to the DSL and lesser prairie chicken, please see our “Risk Factors—Risks Related to Environmental, Mining and Other Regulations—Restrictions on our operations and those of our customers intended to protect certain species of wildlife could have an adverse impact on our ability to expand some of our existing operations or limit our customers’ ability to develop new oil and natural gas wells.”

Mining and Workplace Safety

Our proppant production operations are subject to mining safety regulation. The federal Mine Safety and Health Administration (“MSHA”) is the primary regulatory organization governing proppant mining and processing. Accordingly, MSHA regulates quarries, surface mines, underground mines and the industrial mineral processing facilities associated with and located at quarries and mines. The mission of MSHA is to administer the provisions of the Federal Mine Safety and Health Act of 1977 and to enforce compliance with mandatory miner safety and health standards. As part of MSHA’s oversight, representatives perform at least two unannounced inspections annually for each above-ground facility. Failure to comply with MSHA’s regulations could result in the imposition of civil or criminal penalties and fines.

In addition, our operations are subject to a number of federal and state laws and regulations, including the OSHA and comparable state statutes, whose purpose is to protect the health and safety of workers. Also, the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens. Violations of OSHA can result in administrative, civil and criminal enforcement. Moreover, the inhalation of respirable crystalline silica is associated with the lung disease silicosis. There is recent evidence of an association between crystalline silica exposure or silicosis and lung cancer and a possible association with other diseases, including immune system disorders such as scleroderma. These health risks have been, and may continue to be, a significant issue confronting the silica industry. In response to these potential concerns, OSHA promulgated a new rule seeking to lower work exposure to crystalline silica. The rule became effective for general industry in 2018. In June 2022, MSHA launched a new enforcement initiative to better protect U.S. miners from health hazards resulting from repeated overexposure to respirable crystalline silica, and in April 2024, MSHA issued a final rule designed to reduce miner exposures to respirable crystalline silica, including by lowering the permissible exposure limit and establishing an action level for all miners. However, following legal challenges brought against the rule, the U.S. Court of Appeals for the Eighth Circuit temporarily stayed implementation of the rule, and MSHA subsequently announced that it intends to reconsider parts of the rule, although to date no further action has been taken. For more information, please see our “Risk Factors—Risks Related to Environmental, Mining and Other Regulations— Silica-related health issues and legislation, including compliance with existing or future regulations relating to respirable crystalline silica, or litigation could have an adverse effect on our business, reputation or results of operations.”

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

Environmental Reviews

If permits or other authorizations from the federal government are required, our future operations may be subject to broad environmental review under the National Environmental Policy Act, as amended (“NEPA”). NEPA requires federal agencies to evaluate the environmental impact of all “major federal actions” significantly affecting the quality of the human environment. The granting of a federal permit for a major development project, such as a proppant production operations, may be considered a “major federal action” that requires review under NEPA. Procedures for implementing NEPA vary at the agency level, and in their evaluations, federal agencies may consider a broad array of environmental impacts, including, among other things, impacts on air quality, water quality, wildlife (including threatened and endangered species), historic and archeological resources, geology, socioeconomics and aesthetics. NEPA also requires the consideration of practicable alternatives to the project. The NEPA review process, especially the preparation of a full environmental impact statement, can be time consuming and expensive. The purpose of the NEPA review process is to inform federal agencies’ decision-making on whether federal approval should be granted for a project and to provide the public with an opportunity to comment on the environmental impacts of a proposed project. Though NEPA requires only that an environmental evaluation be conducted and does not mandate a particular result, a federal agency could decide to deny a permit or impose certain conditions on its approval, based on its environmental review under NEPA, or a third party could challenge the adequacy of a NEPA review and thereby delay the issuance of a federal permit or approval, which could have an adverse effect on our business. For more information, please see “Risk Factors—Risks Related to Environmental, Mining and Other Regulations—Any restrictions on oil and natural gas development on federal lands have the potential to adversely impact our operations and the operations of our customers.”

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

Competition

The market in which we operate is highly competitive. We compete with both public and private large, national producers and small, regional or local in-basin proppant providers, such as Iron Oak Energy Solutions, Liberty Energy Inc., U.S. Silica Inc., Alpine Silica, Badger Mining Corporation, Vista Proppants and Logistics and Capital Sand Company, among others. Competition in the proppant production industry is based on a number of factors, including product and service quality, reliability of the service provider, the geographic location of facilities and the associated logistics costs of transporting proppant from the supplier to the customer, innovation, etc. The distributed power industry is a highly fragmented market with both small and large public and private companies.

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

As of December 31, 2025, we had a total of 1,511 employees, of which 191 service our corporate headquarter offices and 1,320 work in field locations. None of our employees are represented by labor unions or subject to collective bargaining agreements. We consider our employee relations to be good.

Health and Safety

The health, safety, and wellbeing of our employees is of the utmost importance. We believe that we are an industry leader with a proven track record in safety.

We provide full-time regular employees the option to participate in health and welfare plans, including medical, dental, vision, life and accidental death and dismemberment, accident, critical illness, hospital indemnity and short-term and long-term disability insurance plans. We also offer an Employee Assistance Program which provides employees and their family members access to professional providers to help navigate challenging life events.

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

Worldwide economic, political and military events, including tax, trade and tariff policies of the United States and other countries involved in global energy markets, war, terrorist activity, events in the Middle East and initiatives by OPEC+, have contributed, and are likely to continue to contribute, to oil and natural gas price volatility. For example, the recent events in Venezuela and the ongoing armed conflicts between Russia and Ukraine, unrest in Iran, the continuation of, and the escalation in the severity of, these conflicts has led to extreme regional instability, caused dramatic fluctuations in global financial markets and has increased the level of global economic uncertainty, including uncertainty about world-wide oil supply and demand, which in turn has caused increased volatility in commodity prices. Further, the Houthi movement, which controls parts of Yemen, has targeted and launched numerous attacks on Israeli, American and international commercial marine vessels in the Red Sea as the ships approach the Suez Canal, resulting in many shipping companies re-routing to avoid the region altogether and worsening existing supply chain issues, including delays in supplier deliveries, extended lead times and increased cost of freight, impacts to the shipping of oil and gas, insurance and materials. The potential for conflict with Iran, a major oil producer, the Houthi movement in Yemen or the Hezbollah movement in Lebanon has increased as a result of continued, increasing hostilities in the Middle East.

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

Our business is subject to the cyclical nature of our customers’ businesses and the oil and natural gas and power industry.

Our business is directly affected by capital spending to explore for, develop and produce oil and natural gas and power in the United States. The oil and natural gas industry is cyclical and historically has experienced periodic downturns in activity. During periods of economic slowdown in one or more of the industries or geographic regions we serve or in the worldwide economy, our customers often reduce their production and capital expenditures by deferring or canceling pending projects, even if such customers are not experiencing financial difficulties. These developments can have an adverse effect on sales of our products and our results of operations.

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
•
volatility in political, legal and regulatory environments in the U.S. and other countries involved in global energy markets;
•
changes in the transportation industry that services our business, including the price and availability of transportation;
•
political and economic conditions in oil and natural gas producing countries, including uncertainty or instability resulting from civil unrest, terrorism or war, such as the current conflicts between Russia and Ukraine, the Israel-Hamas war, the Israel-Iran conflict, recent events in Venezuela, and other instability in the Middle East;
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

Our future performance in the proppant market will depend on our ability to succeed in competitive markets and on our ability to appropriately react to potential fluctuations in demand for, and supply of, our products and services.

Our proppant business operates in a highly competitive market that is characterized by a small number of large, national producers and a larger number of small, regional or local producers. Transportation costs are a significant portion of the total cost to customers of proppant (in many instances, transportation costs can represent more than 50% of delivered cost), the proppant market is typically local, and competition from beyond the local area is limited. Further, competition in the industry is based on customer relationships, reliability of supply, consistency and quality of product, customer service, site location, distribution capability, breadth of product offering, technical support and price.

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

The carrying value of our property, plant and equipment (“PP&E”) is subject to impairment charges.

PP&E used in operations is assessed for impairment whenever changes in facts and circumstances indicate that the carrying amount of a particular asset may not be recoverable. If we were to experience events, among others, such as a prolonged economic downturn, significant changes to generation facility useful lives, a decrease in the market price of an asset, increased costs, certain negative financial trends, or significant changes to market conditions or the regulatory environment, we could experience future generation facility impairments.

Our distributed power segment is dependent on its relationships with key suppliers to obtain equipment for its business.

Our power generation business is dependent on a sole key supplier for access to the unique equipment used in the provision of our distributed power offering. If we fail to maintain an adequate relationship with this supplier, if we fail to receive equipment from this supplier in a timely manner or if we are required to find an alternative supplier of equipment, then our competitive position may be harmed and our operations, financial conditions and/or cash flows may be negatively impacted.

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

The sales cycle for our power systems, from initial contact with potential customers to the commencement of field delivery, may be lengthy. Customers generally consider a wide range of solutions before making a decision to rent or purchase power systems. Before a customer commits to rent or purchase power systems, they often require a significant technical review, assessment of competitive offerings and approval at a number of management levels within their organization. During the time our customers are evaluating our distributed power offerings, we may incur substantial sales and marketing, engineering, and research and development expenses.

Our customers may not continue to outsource their power system needs.

Our customers can evaluate a wide range of applications and equipment to address standby and/or prime power generation needs. As a result of the significant resources and expertise required to develop these systems, certain of these customers have historically chosen to outsource the provision of power generation to Moser and Atlas. To a significant extent, we will depend on customers continuing to outsource their power generation needs. Customers may not continue to outsource as much or any of their power generation needs in the future or may seek alternative solutions. Additionally, the development of alternative mobile power generation technologies or increased grid capacity could reduce the overarching demand for our products and services.

We depend on a few customers for a significant portion of our power solutions segment revenues, and the loss of one or more significant customers could affect our ability to maintain the revenues of our power solutions segment.

In 2025, our power segment derived more than 30% of its total revenues from two customers. If we were to lose this or any of our power solutions segment’s significant customers without finding replacement customers, or if these customers were to change the terms, including pricing terms, on which they buy power solutions from us, it could have a material adverse effect on our business, financial condition, and results of operations.

Distributed power solutions in some applications compete with access to the grid.

Distributed power solutions are an alternative for customers to consider when grid access is unavailable, costly or delayed. Our distributed power service offering could be affected in the event that large-scale utility projects are completed and the associated transmission and distribution networks are established. In this case, customers may only use our service offering as a backup power or bridge power until line power is received.

We expect our power segment to face significant competition in the future as the mobile power industry evolves.

The landscape of the mobile power industry is evolving rapidly, driven by increased demand from numerous end-markets, including those in the data center and energy businesses. As a result, increased competition from within the mobile power industry can likely be expected to occur. Should this materialize, the portion of the total addressable market that we could capture with our power segment will be lower than expected which could translate to lower than expected revenues.

Operation of power generation facilities involves significant risks and hazards customary to the power industry, which we cannot assure our insurance will be adequate to cover.

Power generation involves hazardous activities, including transporting, storing and handling fuel, operating industrial, electrical and other equipment, and connecting to high-voltage transmission and distribution systems. As a result, our assets, employees, contractors, customers, and the general public may be exposed to risks inherent in the nature of our operations, including hazards such as accidents involving high-voltage electrical equipment, environmental hazards, fires or explosions, structural or mechanical failures, and other dangerous incidents. These and other hazards can cause damage to or destruction of our assets or other property and equipment, personal injury or loss of life, pollution or environmental damage, and (or) suspension of operations, and any such event may expose us to liability for substantial damages, fines, or penalties. Although we intend to maintain insurance that we believe is reasonable and prudent under the circumstances to cover our operations and assets, we cannot provide any assurance that our insurance program will be sufficient or effective under all circumstances and against all hazards or liabilities to which we may be subject. Even if we do have coverage for a particular incident, we may be subject to deductibles, caps, and (or) policy limits, and the amount recoverable under our applicable insurance policies may not fully cover the impacts on our revenue or other potential consequences. Furthermore, due to rising insurance costs and changes in the insurance markets, we cannot provide any assurance that our insurance coverage will continue to be available at economic rates or at all.

Expected demand growth from the technology sector, manufacturing industry, and other uses of electricity, which have driven recent improvements in the outlook for the competitive power generation market, may not actually occur or be sustained.

Recently, the market outlook for competitive power generation has improved largely based on expected future demand from several sources, including data centers and other technology sector requirements and applications, re-shoring of manufacturing in the U.S., the electrification of industry more broadly, and other demand drivers. Various factors, including, but not limited to, unfavorable macroeconomic conditions, advancements in energy efficiency or increases in supply, or advances in technology, could result in lower-than-expected electricity demand and unfavorable market conditions for our business. A general economic slowdown or recession, a downturn in technology, manufacturing, or other sectors, an oversupply of generation resources or natural gas, or various other economic conditions could reduce the overall demand for electricity and depress prices. Improvements in energy efficiency, conservation efforts, and demand-side power management technologies, as well as other shifts in energy consumption, may reduce demand or slow demand growth. Furthermore, the penetration of renewable generation resources has, and may continue to have, negative effects on power prices and the economics of dispatchable generation units. Advances in technology may also provide alternative methods to produce, dispatch, and store power, which could also lead to increases in overall electricity supply. Any of these factors could impact the dispatch, capacity factors, and value of our generation facilities.

We may be unable to adapt our distributed power technologies to meet increasing customer needs and power loads, which could result in increased unexpected operational downtime or outages at our power generation facilities and in increased expenses and reduced revenues.

Demand for power has continued to significantly outpace available power generation supply from the grid, with the electrification of the oil and natural gas industry, as an example, straining aging and unreliable power grids. Further, the expanding use of artificial intelligence has led to the expansion of existing data centers and plans for new data centers.

The operation of our power generation facilities, information technology systems and other assets and conduct of other activities subjects us to a variety of risks, including the breakdown or failure of equipment, accidents, security breaches, viruses or outages affecting information technology systems, labor disputes, obsolescence, delivery/transportation problems and disruptions of fuel supply, failure to receive spare parts in a timely manner, failure to effectively manage related power loads, and performance below expected levels. As we expand our distributed power offering, planned and unplanned outages at our power generation facilities may require us to purchase power at then-current market prices to satisfy our commitments or, in the alternative, pay penalties and damages for failure to satisfy them, and could have a material adverse effect on our business and operating results due to the damage to our reputation and the resulting dissatisfaction of our customers. If we are unable to adapt our power generation technologies to meet future demand and customer needs as they evolve, or are otherwise unable to meet their reliability requirements, our business and operating results may be adversely effected. Although we maintain customary insurance for certain of these risks, no assurance can be given that our insurance coverage will be sufficient to compensate us fully in the event losses occur.

Supplier concentration at certain of our power generation facilities and the inability of suppliers to meet their obligations may expose us to significant financial credit or performance risks.

We may rely on a single contracted supplier or a small number of suppliers for the provision of fuel, transportation of fuel, equipment, technology and/or other services required for the operation of our power generation facilities. In addition, certain of our suppliers provide long-term warranties with respect to the performance of their products or services. If any of these suppliers cannot perform under their agreements with us, or satisfy their related warranty obligations, we will need to utilize the marketplace to provide or repair these products and services. There can be no assurance that we will be able to identify suitable alternative products or suppliers at the same or similar costs to us, or at all. We may not be able to enter into replacement agreements on favorable terms or at all. If we are unable to enter into replacement agreements to provide for fuel, equipment, technology and other required services, we would seek to purchase the related goods or services at market prices, exposing us to market price volatility and the risk that fuel and transportation may not be available during certain periods at any price. We may also be required to make significant capital contributions to remove, replace or redesign equipment that cannot be supported or maintained by replacement suppliers, which could have a material adverse effect on the business, financial condition, results of operations, credit support terms and cash flows. The failure of any supplier to fulfill its contractual obligations to us could have a material adverse effect on our financial results. Consequently, the financial performance of our power generation facilities is partially subject to the credit quality of, and continued performance by, our suppliers and vendors.

We may not own the land on which our power generation facilities are located, which could result in disruption to our operations.

We may not own the land on which our power generation facilities are located, and we are, therefore, subject to the possibility of less desirable terms and increased costs to retain necessary land use if we do not have valid leases or rights-of-way or if such rights-of-way lapse or terminate. Although we have obtained rights to construct and operate these assets pursuant to related contractual arrangements, the rights to conduct those activities are subject to certain exceptions, including the term of the contractual arrangement. The loss of these rights, through our inability to renew right-of-way contracts or otherwise, may adversely affect our ability to operate our power generation assets.

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

Businesses across all industries face scrutiny from stakeholders related to their ESG approach and practices. Businesses that are perceived to be operating in contrast to investor or stakeholder expectations and standards, which are continuing to evolve, or businesses that are perceived to have not responded appropriately with respect to ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition, access to capital, and/or stock price of such business entity could be materially and adversely affected. Increased societal, investor, regulator, and stakeholder attention to climate change, natural capital, and other ESG matters along with changes in consumer demand for alternative sources of energy may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting, and insurance) and reduced demand for our customers’ hydrocarbon products and our products and services. Increased and sometimes conflicting investor, lender, and societal expectations regarding voluntary ESG-related disclosures and trends towards mandatory ESG-related disclosures could result in increased costs, heightened regulatory, judicial, and legislative scrutiny, governmental investigations, and litigation. From time to time, we may also be subject to ESG-specific activist campaigns as stockholders may attempt to effect changes to our business or governance practices.

In addition, certain organizations that provide information, ratings or proxy advisory services to investors on corporate governance and related matters have developed processes for evaluating companies on their approach to ESG matters. Such ratings or recommendations are used by some investors to inform their investment and voting decisions. Accordingly, we may receive pressure from certain investors, lenders or other groups to adopt climate or other ESG-related goals or commitments or to participate in various voluntary frameworks or certification programs intended to improve our ESG profile. A failure or a perception (whether valid or not) of failure to adequately pursue or implement ESG strategies or adopt ESG goals or commitments which are often aspirational, including any voluntary GHG emission reduction or carbon intensity goals or commitments, could result in litigation or reputational damage, cause investors or customers to lose confidence in us, harm our ability to effectively recruit or retain employees and negatively impact our operations and goodwill, all of which may adversely affect our financial performance. Moreover, even if we voluntarily elect to pursue climate or ESG goals or commitments, we cannot guarantee that we will be able to pursue or implement such goals or commitments because of potential costs, technical or operational obstacles, uncertainty and inaccuracies in long-term assumptions and expectations or other market or technological developments beyond our control. Similarly, we cannot guarantee that participation in any sustainability, climate-related, or ESG certification program or framework will have the intended results on our ESG profile.

Separately, some members of the investment community have increased their focus on the ESG practices and disclosures of public companies, including practices and disclosures related to climate change and sustainability, employment practices and social initiatives, and heightened governance standards. Certain large institutional investors may also evaluate companies for ESG disclosure and performance prior to investing in our Company or including our Company’s stock in their investment products, and such evaluation criteria may not be made known to us. Although this trend has waned recently, to the extent financial institutions choose not to invest in our Company on account of their evaluation of our ESG performance or a decision to allocate capital away from or cease to insure the fossil fuel production sector, we may lose investors, our cost of capital may increase, and our stock price may be negatively impacted.

Certain public statements with respect to ESG matters, such as emission reduction goals, other environmental targets, or other commitments addressing certain social issues, are becoming increasingly subject to heightened scrutiny from public and governmental authorities, as well as other parties, related to the risk of potential “greenwashing,” (i.e., misleading information or false claims overstating potential ESG benefits). For example, federal and state agencies have taken enforcement action against companies for ESG-related misconduct, including alleged greenwashing. Such regulators, as well as non-governmental organizations and other private actors, have also filed lawsuits under various securities and consumer protection laws alleging that certain ESG-statements, emission reduction claims, approaches to accounting for GHG emissions reductions, or other ESG-related goals, or standards were misleading, false, or otherwise deceptive. Any alleged claims of greenwashing against us or others in our industry may lead to further negative sentiment and diversion of investments. Additionally, we could face increasing costs as we attempt to comply with and navigate further ESG-related focus and scrutiny.

Additionally, certain employment or business practices and social initiatives are the subject of scrutiny by both those calling for the continued advancement of such policies, as well as those who believe they should be curbed, including government actors, and the complex regulatory and legal frameworks applicable to such initiatives continue to evolve. We cannot be certain of the impact of such regulatory, legal and other developments on our business.

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

All of our product revenue is currently generated at facilities in West Texas. Any adverse developments at those facilities could have an adverse effect on our business, financial condition and results of operations.

All of our product revenue is currently derived from our Kermit and Monahans facilities located in Winkler and Ward Counties in Texas and the OnCore distributed mining network located in West Texas. Any adverse development at these facilities due to catastrophic events or weather, adverse government regulatory impacts, transportation-related constraints or any other events that could cause us to curtail, suspend or terminate operations at any of our facilities, could result in our being unable to deliver our contracted volumes and related obligations. Although we maintain insurance coverage to cover a portion of these types of risks, there could be potential risks associated with our operations not covered by insurance. There also may be certain risks covered by insurance where the policy does not reimburse us for all of the costs related to such risks. Downtime or other delays or interruptions to our future operations that are not covered by insurance could have an adverse effect on our business, results of operations and financial condition. In addition, under our supply contracts, if we are unable to deliver contracted volumes, we may be required to pay liquidated damages that could have an adverse effect on our financial condition and results of operations.

Our operations consume large amounts of natural gas and electricity. An increase in the price or a significant interruption in the supply of these or any other energy sources could have an adverse effect on our business, financial condition and results of operations.

Natural gas and electricity costs in our sand and logistics segment represented approximately 1.3% and 2.8%, respectively, of our total product revenue in the year ended December 31, 2025, and 1.0% and 1.3%, respectively, of our total product revenue in the year ended December 31, 2024. Potential climate change regulations or carbon or emissions taxes could result in higher cost of production for energy, which may be passed on to us in whole or in part. A significant increase in the price of energy that is not recovered through an increase in the price of our products and services or covered through our hedging arrangements or an extended interruption in the supply of electricity or natural gas to our production facilities could have an adverse effect on our business, results of operations and financial condition.

A large portion of our revenue is generated by our top 10 customers, and the loss of or a significant reduction in purchases by our largest customers could adversely affect our business, financial condition and results of operations.

Our 10 largest customers accounted for approximately 82.4% of total revenue for the year ended December 31, 2025, and approximately 82.0% of total revenue for the year ended December 31, 2024. Some of our customers have exited or could exit the business, or have been or could be acquired by other companies that purchase proppant solutions or logistics services we provide from other third-party providers. Our current customers also may seek to acquire proppant or logistics services from other providers that offer more competitive pricing or capture and develop their own sources of proppant solutions or logistics services. The loss of a customer or contract, or a reduction in the amount of proppant solutions or logistics services purchased by any customer, could have an adverse effect on our business, financial condition and results of operations. Further, as a result of market conditions, competition or other factors, these customers may not continue to purchase the same levels of our products in the future, if at all. Substantial reductions in purchased volumes across these customers could have an adverse effect on our business, financial condition and results of operations.

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

Our results of operations are significantly affected by the market price of sand-based proppant, which has been historically subject to substantial price fluctuations.

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

Additionally, when demand for sand-based proppant increases, there may not be a corresponding or immediate increase in the prices for our products or our customers may choose to opt for lower-quality, lower-priced products, which could have an adverse effect on our results of operations and financial condition. For the years ended December 31, 2025, 2024, and 2023, our average price was approximately $21.00 per ton, $25.26 per ton, and $42.63 per ton, respectively.

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

We have, and expect to maintain in the near term, a significant amount of indebtedness. Under our 2023 ABL Credit Facility, including the amendments, the lenders thereunder provide revolving credit financing to Atlas LLC in an aggregate principal amount of up to $125.0 million with availability thereunder subject to a borrowing base as described in the 2023 ABL Credit Agreement. As of the date of this filing, we were using $0.3 million for outstanding letters of credit, leaving $67.9 million of borrowing availability under our 2023 ABL Credit Facility.

In accordance with the Hi-Crush Merger Agreement, the Company issued the Deferred Cash Consideration Note for an aggregate principal amount of $111.3 million. The Deferred Cash Consideration Note bears interest at a rate of 5.00% per annum if paid in cash, or 7.00% per annum if paid in kind. Interest on the Deferred Cash Consideration Note is payable quarterly in arrears beginning March 29, 2024 through the maturity date of January 31, 2026. As of December 31, 2025, we had an outstanding principal balance of $10.0 million remaining under the Deferred Cash Consideration Note.

On February 21, 2025, Atlas LLC entered into the 2025 Term Loan Credit Agreement with Stonebriar, as administrative agent and initial lender, pursuant to which Stonebriar extended Atlas LLC the 2025 Term Loan Credit Facility comprised of a $540.0 million single advance term loan that was made on February 21, 2025. The Company used the proceeds from the 2025 Term Loan Credit Facility (i) to refinance the existing 2023 Term Loan Credit Facility and the ADDT Loan (as defined in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.—Debt Agreements”), (ii) to finance the cash consideration for the Moser Acquisition, and (iii) for general corporate purposes.

On December 26, 2025, the Company entered into the Lease Documents, by and between Galt and Stonebriar, pursuant to which Galt assigned the Reservation Agreement for the manufacture of approximately 240 megawatts of power generation equipment to Stonebriar and Stonebriar agreed to lease such power generation equipment back to Galt. Pursuant to the Lease Documents, Stonebriar will make periodic advances up to $385.0 million and Galt will make payments to Stonebriar in two phases. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Developments—Master Lease Agreement and Interim Funding Agreement” for additional information.

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

We will need substantial additional capital to operate our business, and the inability to obtain needed capital or financing, on satisfactory terms, or at all, whether due to restrictions in our 2023 ABL Credit Facility, 2025 Term Loan Credit Facility, Lease Documents or otherwise, could have an adverse effect on our growth and profitability.

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

In addition, our existing 2023 ABL Credit Facility, 2025 Term Loan Credit Facility and Lease Documents contain, and any future financing agreements we may enter into could also contain, operating and financial restrictions and covenants that may limit our ability to finance future operations or capital needs or to engage in, expand or pursue our business activities.

Our ability to comply with these restrictions and covenants is uncertain and will be affected by the levels of cash flow from our operations and events and circumstances beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any of the restrictions or covenants in our 2023 ABL Credit Facility, 2025 Term Loan Credit Facility or Lease Documents, a significant portion of our indebtedness may become immediately due and payable and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under our 2025 Term Loan Credit Facility are secured by substantially all of our assets, and if we are unable to repay our indebtedness or satisfy our other obligations under these, the lenders could seek to foreclose on our assets.

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

Risks Related to Our Organizational Structure and Ownership of the Common Stock

We may not resume our dividend program and there is no guarantee that we will repurchase shares of our Common Stock in the future.

We have paid a quarterly dividend or distribution for many years, and commencing in the second quarter of 2023 we established base quarterly dividend of $0.15 per share and paid an additional variable dividend of $0.05 per share per quarter, amounting to a total dividend payment of $0.20 per share. In February 2024, we increased the base dividend to $0.16 per share, amounting to a total dividend payment of $0.21 per share. The variable dividend was increased to $0.06 in May 2024, amounting to a total dividend payment of $0.22 per share. In August 2024, we declared an increased dividend to common stockholders of $0.23 per share and elected to move away from the base plus variable dividend structure to a standalone base dividend. In October 2024, we increased the dividend to $0.24 per share and then in February 2025, we increased the dividend to $0.25 per share. Despite establishing this base dividend in 2023, our Board has not yet adopted a dividend policy, and in November 2025, we announced that the suspension of our quarterly dividend program in order to safeguard the long-term strength of our balance sheet and preserve capital flexibility for growth opportunities, including in our power segment. The declaration and amount of future dividends is at the discretion of our Board and will depend on our financial condition, results of operations, cash flows, prospects, industry conditions, capital requirements and other factors and restrictions our Board deems relevant. The likelihood that dividends will remain suspended is increased during periods of prolonged market weakness or uncertainty, such as the economic downturn that resulted from the COVID-19 pandemic, the oil price collapse in 2020 and the current oil price environment. In addition, our ability to pay dividends may be limited by agreements governing our indebtedness now or in the future. There can be no assurance that we will resume our dividend program in the future.

In October 2024, our Board authorized a share repurchase program that allows us to repurchase up to $200.0 million of our outstanding Common Stock, but the exact number of shares to be repurchased is not guaranteed, and the program may be modified, suspended or discontinued at any time without prior notice. During the year ended December 31, 2025, the Company repurchased 16,380 shares of Common Stock through open-market purchases under the share repurchase program, at an average price, including commission, of $12.21 per share, for an aggregate purchase price of $200,000. The Company is not obligated to repurchase any dollar amount or number of shares under the program. Any elimination of, or downward revision in, our share repurchase program could have an adverse effect on the market price of our Common Stock.

Future sales of Common Stock in the public market, or the perception that such sales may occur, could reduce the trading price of the Common Stock, and any additional capital raised by us through the sale of equity or convertible securities may dilute your ownership in our Company.

Subject to certain limitations and exceptions, the Legacy Owners holding shares of Common Stock may sell those shares in the future. Certain Legacy Owners who own, in the aggregate, approximately 36% of the Common Stock, are party to the A&R Registration Rights Agreement, which includes provisions pursuant to which we have agreed, after the expiration of any applicable lock-up period, to register under the U.S. federal securities laws the offer and resale of shares of Common Stock by such Legacy Owners or certain of their respective affiliates or permitted transferees under the A&R Registration Rights Agreement.

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

The Company’s structure following the Up-C Simplification may impact our ability to offer equity consideration in acquisitive transactions on a tax-deferred basis, which could increase the price we must pay in such acquisition or adversely affect our ability to compete with other potential acquirors.

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

In addition, pursuant to the initiative, MSHA stated that the DOL’s Educational Field and Small Mine Services staff will provide compliance assistance and outreach to mine operators, unions and other mining community organizations to promote and advance protections for miners.

The MSHA initiative is intended to take action to reduce the risks of silica dust exposure as the DOL’s development of a mining industry standard continues. Then, in a related subsequent regulatory action, on April 18, 2024, MSHA published a final rule designed to reduce miner exposure to respirable crystalline silica. Under the final rule, which stated that it would take effect in June 2024, the uniform permissible exposure limit for respirable crystalline silica was set at 50 micrograms per cubic meter of air and the action level was set at 25 cubic meters of air for all mines. The rule also set requirements for monitoring and controlling exposure to respirable crystalline silica, requires medical surveillance at certain mines, and updates existing respiratory protection requirements to match industry standards. We could face increased compliance costs as a result of this rule. However, following legal challenges brought against the rule, the U.S. Court of Appeals for the Eighth Circuit temporarily stayed implementation of the rule in April 2025, and MSHA subsequently announced that it intends to reconsider parts of the rule, although to date no further action has been taken. We cannot predict whether or not such efforts will ultimately be successful.

If we are unable to satisfy regulatory obligations, or are not able to do so in a manner that is cost effective or attractive to our customers, our business operations may be adversely affected or availability or demand for our products could be significantly affected. Federal and state regulatory authorities, including OSHA and MSHA, and analogous state agencies may continue to propose changes in their regulations regarding workplace exposure to crystalline silica, such as permissible exposure limits and required controls and personal protective equipment, and we can provide no assurance that we will be able to comply with any future laws and regulations relating to exposure to crystalline silica that are adopted, or that costs of complying with such future laws and regulations or any costs arising from non-compliance would not have an adverse effect on our operating results by requiring us to modify or cease our operations.

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

Although we do not directly engage in hydraulic fracturing activities, our customers purchase our proppant for use in their hydraulic fracturing activities. Hydraulic fracturing is typically regulated by state oil and natural gas commissions and similar agencies. Some states have adopted, and other states are considering adopting, regulations that could impose new or more stringent permitting, disclosure or well construction requirements on hydraulic fracturing operations. Aside from state laws, local land use restrictions may restrict drilling in general or hydraulic fracturing in particular. Municipalities may adopt local ordinances attempting to prohibit hydraulic fracturing altogether or, at a minimum, allow such fracturing processes within their jurisdictions to proceed but regulating the time, place and manner of those processes. In addition, federal agencies have started to assert regulatory authority under the Safe Drinking Water Act over the process. At the same time, certain environmental groups have suggested that additional laws may be needed and, in some instances, have pursued voter ballot initiatives to more closely and uniformly limit or otherwise regulate the hydraulic fracturing process, and legislation has been proposed by some members of Congress to provide for such regulation. Similar concerns have been raised that hydraulic fracturing may also contribute to seismic activity, and some states, including Texas, have imposed or are considering imposing certain limits on or requirements related to the permitting or operation of produced water disposal wells in areas with increased instances of induced seismic events.

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

Under previous administrations, the EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources and require the monitoring and annual reporting of GHG emissions from certain industrial sources. However, in February 2026, the EPA issued a final rule rescinding its GHG “Endangerment Finding,” which provides the basis for the EPA’s authority to regulate GHG emissions. Litigation challenging the final rule is likely, and as a result, there is significant uncertainty with respect to regulations related to GHG emissions. We cannot predict the results of any potential legal challenges or the impact of these developments on our business. The EPA has also adopted rules imposing new standards reducing methane emissions from oil and gas operations through limitations on venting and flaring and the implementation of enhanced emission leak detection and repair requirements. The EPA finalized rules in December 2023 that establish new and more stringent standards known as Subparts OOOOa, OOOOb, and OOOOc for the use of emission capture and control equipment and systems, leak detection equipment and monitoring, and so-called “green well completion” requirements for both new and existing sources across the oil and gas sector. However, in March 2025, the EPA announced plans to reconsider Subparts OOOOb and OOOOc and, in November 2025, finalized an interim final rule extending certain compliance deadlines for certain provisions provided in the December 2023 rule. Litigation challenging the interim final rule remains pending. The BLM also finalized a rule on April 10, 2024 intended to curtail the waste of methane flared, vented, or leaked from oil and gas operations on federal and Tribal lands. Various states, including Texas, challenged the rule, and in September 2024, the U.S. District Court for the District of North Dakota enjoined enforcement of the rule against the plaintiff states pending the outcome of litigation, and the BLM announced in December 2025 that it would delay enforcement of certain compliance deadlines under the rule through December 2026.

In addition, the U.S. Congress may continue to consider pass legislation related to the reduction of GHG emissions, including methane and carbon dioxide. Notwithstanding the potential Endangerment Finding repeal, the IRA, which was signed into law in August 2022, appropriates significant incentives for renewable energy initiatives and imposes a fee on GHG emissions from certain facilities in the oil and gas sector. In November 2024, the EPA issued a final rule to implement this emissions charge, although the rule was repealed in March 2025 by a Joint Resolution of Disapproval under the Congressional Review Act, and the EPA subsequently issued a final rule removing it from the Code of Federal Regulations. Additionally, the One Big Beautiful Bill Act, enacted in July 2025, delays implementation of the charge until 2034. We cannot predict if Congress or the Trump administration may take further action to amend, rescind, or otherwise modify the IRA 2022 and its implementing regulations. These regulatory actions, the emissions fee, and funding provisions of the IRA could increase operating costs within the oil and gas industry and accelerate the transition away from fossil fuels, which could in turn reduce demand for our products and services and adversely affect our and our customers’ business and results of operations. We cannot predict whether the current administration’s deregulatory actions will ultimately be successful or if future administrations may seek to re-impose similar requirements.

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

There are also increasing financial risks for the oil and gas sector as shareholders, bondholders, and lenders may elect in the future to shift some or all of their investments into non-fossil fuel energy sectors. Certain institutional lenders have shifted their investment practices to favor non-fossil fuel energy sources, such as wind and solar, and some of them may elect not to provide funding to the oil and gas sector. Additionally, there is also a risk that financial institutions will be pressured or required to adopt policies that limit funding for the oil and gas sector, though this trend has waned in recent years. Further, the SEC finalized a rule in March 2024 that establishes a framework for the reporting of climate risks, targets, and metrics. The rule is currently stayed pending litigation, with such litigation held in abeyance until the SEC reconsiders, repeals, or otherwise modifies the rule. In March 2025, the SEC voted to end its defense of the rule, though no further action has been taken at this time to repeal the rule. Relatedly, California has enacted new laws requiring additional disclosure with respect to certain climate-related risks and GHG emissions reduction claims, and New York and other states are considering adopting similar laws. Litigation over these laws is ongoing, and we cannot predict the outcome. Enhanced climate-related disclosure requirements could result in additional legal and accounting costs and accelerate the trend of certain stakeholders and lenders restricting or seeking more stringent conditions with respect to their investments in carbon-intensive sectors. Such disclosure regulations could also lead to increased litigation risks and reputational harm. Any material reduction in the capital available to us or our customers could make it more difficult to secure funding for our growth projects or our customers’ exploration and production activities, which could reduce the demand for our products and services and impact our financial performance.

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

Various federal and state statutes prohibit certain actions that adversely affect endangered or threatened species and their habitat, migratory birds, wetlands, and natural resources. These statutes include the ESA, the MBTA, the BGEPA and the CWA. The USFWS may designate critical habitat areas that it believes are necessary for survival of threatened or endangered species. A critical habitat designation could result in further material restrictions on federal land use or on private land use and could delay or prohibit land access or development. Where takings of or harm to species or damages to wetlands, habitat, or natural resources occur or may occur, government entities or at times private parties may act to prevent or restrict oil and natural gas exploration activities or seek damages for any injury, whether resulting from drilling or construction or releases of oil, wastes, hazardous substances or other regulated materials, and in some cases, criminal penalties may result.

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

Another species recently listed that could impact the operations of our customers is the lesser prairie-chicken. In November 2022, the USFWS formally listed two Distinct Population Segments (“DPSs”) of the lesser prairie-chicken under the ESA. The Southern DPS, the habitat of which includes portions of southeast New Mexico and western Texas, was listed as endangered, while the Northern DPS, the habitat of which spans from northern Texas through eastern Oklahoma and into southeastern Colorado and southwestern Nebraska, was listed as threatened. The listed territory of the Southern DPS could overlap with the operating areas of some of our customers, who in turn may be adversely affected by any restrictions which arise as a result of the endangerment determination. However, in August 2025, the U.S. District Court for the Western District of Texas vacated and remanded the final rule listing both DPSs. An appeal of the order is pending. The identification or designation of further previously unprotected species as threatened or endangered or re-listing of the lesser prairie-chicken in areas where we or our customers operate could cause us to incur increased costs arising from species protection measures or could result in limitations on our customers that result in reduced demand for our services, adversely affecting our results of operations. There is also increasing interest from a variety of stakeholders, including investors and institutional lenders, in nature-related matters beyond protected species, such as general biodiversity, which may similarly require us to incur costs or take other measures which may materially impact our business or operations.

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

The Biden Administration has taken several actions to curtail oil and natural gas activities on federal lands including a temporary pause on new oil and gas leasing, increases in royalty rates, and a reduction in the total acreage available through lease sales. On April 10, 2024, BLM finalized a rule to reduce the waste of natural gas from venting, flaring, and leaks during oil and gas production activities on Federal and Native American leases. Various states, including Texas, challenged the rule, and in September 2024, the U.S. District Court for the District of North Dakota enjoined enforcement of the rule against the plaintiff states pending the outcome of litigation, and the BLM announced in December 2025 that it would delay enforcement of certain compliance deadlines under the rule through December 2026. On April 23, 2024, BLM finalized further reforms to the federal oil and gas leasing program, including increased bonding requirements and the codification of certain IRA provisions related to minimum bids, base rental rates, and royalty rates. While we cannot predict the ultimate impact of these actions or whether the Department of Interior and BLM will implement further reforms or operating restrictions, any revisions to the federal leasing or permitting process that make it more difficult for our customers to pursue operations on federal lands and operate economically may materially adversely impact our operations.

Additionally, oil and natural gas operations on federal lands, and related infrastructure projects may be impacted by recent developments regarding implementation of NEPA. On November 12, 2024, the D.C. Circuit Court concluded that Council on Environmental Quality (“CEQ”) has no authority to issue binding NEPA regulations, and a federal district court in North Dakota reached the same conclusion on February 3, 2025. In February 2025, the CEQ issued an interim final rule rescinding its regulations implementing NEPA and adopted as final the interim final rule in January 2026. In June 2025, several federal agencies issued their own regulations or procedures for implementing NEPA. Further, in May 2025, the Supreme Court held in Seven County Infrastructure Coalition v. Eagle County, Colorado that agency determinations under NEPA are owed substantial judicial deference and that agencies are not obligated to consider environmental effects associated with separate projects. As a result, there is significant uncertainty with respect to the scope of environmental analysis under NEPA, and NEPA procedures currently vary by agency. To the extent changes to or the repeal of the NEPA implementing regulations restrict or limit the ability of our customers to pursue oil and gas operations and development projects in an economical manner or create uncertainty surrounding permitting for these projects, demand for our products and services may be impacted, which could adversely affect our results of operations.

Operations on federal lands also face litigation risks. From time to time, legal challenges have been filed relating to federal leasing decisions or environmental reviews under NEPA, such as for failure to adequately assess the impact of any increase of GHG emissions resulting from increased production on federal lands. Separately, there is a risk that authorizations required for existing operations may be delayed to the point that it causes a business disruption, and we cannot guarantee that further action will not be taken to curtail oil and natural gas development on federal land. For example, certain lawmakers have proposed to reduce or ban further leasing on federal lands or to adopt further restrictions on such leasing. To the extent such legislation is passed, it may adversely impact our customers’ operations, which could negatively impact our financial performance or results of operations.

We and our customers are subject to regulations that impose stringent occupational health, safety and labor standards on numerous aspects of our operations.

Multiple aspects of our and our customers’ operations are subject to occupational health and safety standards, including our mining operations, our trucking operations, and including standards relating to employee exposure to crystalline silica.

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

We have been the target of cyberattacks, and while to date none of these incidents have had a material impact on us, we expect to continue to be targeted in the future. Cyberattacks are increasing globally in frequency and in sophistication and include, but are not limited to, malicious software, surveillance, credential stuffing, spear phishing, social engineering, use of deepfakes (i.e., highly realistic synthetic media generated by artificial intelligence) attempts to gain unauthorized access to data and systems and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the current global economic and political environment, the outsourcing of some of our business operations, the ongoing shortage of qualified cybersecurity professionals and the interconnectivity and interdependence of third parties to our systems.

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

Our future tax liabilities may be greater than expected if our net operating loss (“NOL”) are limited.

As of December 31, 2025, we have U.S. federal net operating loss carryforwards of approximately $244.3 million. Utilization of these NOL carryforwards depends on many factors, including our future income, which cannot be assured. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382 of the Code). An ownership change generally occurs if one or more stockholders (or groups of stockholders) who are each deemed to own at least 5% of such corporation’s stock change their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. In the event that we were to undergo an ownership change in the future, utilization of our NOL carryforwards would be subject to limitation under Section 382 of the Code. Any unused annual limitation generally may be carried over to later years until they expire. Limitations similar to those applicable under Section 382 of the Code apply for U.S. state income tax purposes. Any limitation on our ability to utilize our NOL carryforwards against income or gain we generate in the future could increase our future tax liabilities and adversely affect our operating results and cash flows.

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

The stock market has experienced and continues to experience extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the underlying businesses. Recently, market volatility has been high due to the ongoing conflicts between Ukraine and Russia, the Israel-Hamas war, the Israel-Iran conflict, recent events in Venezuela, and other instability in the Middle East, including from the Houthi rebels in Yemen, interest rate increases, rising inflation, instability of the banking sector, a softening U.S. economy and other factors. Broad market fluctuations may adversely affect the market price of the Common Stock, regardless of our actual operating performance. In addition to the other risks described in this section, the market price of our Common Stock may fluctuate significantly in response to a number of factors, many of which we cannot control, including:

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
•
actions by our stockholders;
•
general market conditions, including fluctuations in commodity prices, sand-based proppant or industrial and recreational sand-based products and demand for power generation;
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

Material Risks & Integrated Overall Risk Management

We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a Company-wide culture of cybersecurity awareness. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes. Additionally, our proactive risk management approach is formed by a variety of established cybersecurity frameworks. The security function housed within our Technology department continuously evaluates and addresses cybersecurity risks in alignment with our business objectives and operational needs and in cooperation with our broader risk management team.

Internally guided tabletop exercises are conducted, to strengthen incident response, communication, escalation and recovery processes. Identified remediations are prioritized based on criticality and are completed or are assigned to designated owners with documented timelines.

Proactive Risk Mitigation

We aim to take a proactive approach to cybersecurity, evaluating the latest industry threats against our organization to ensure protection. For example, identified vulnerabilities or threat vectors prompt updates to firewalls, intrusion detection systems, email filtering and security training, among other updates depending on the identified vulnerabilities or threat vectors. This evaluation directly informs our security enhancements. We also aim to perform real-time analyses, automate responses to suspicious activity, and maintain robust alerts. The results of these scans, along with threat intelligence, are used to prioritize vulnerability remediations and enhance long-term cyber security hardening efforts.

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

We engage with a specialized third party to conduct a formal enterprise-wide risk assessment aligned with National Institute of Standards and Technology Cybersecurity Framework (“NIST-CSF”). Our collaboration with these third parties goes further to conduct annual penetration tests to assess the effectiveness of our technical and operational safeguards.

Vendor Risk Oversight

Given the risks associated with using third-party service providers, we have developed processes to oversee and manage these risks. We aim to start the assessment from the vendor onboarding stage for vendors that we perceive to pose a cybersecurity risk, by conducting security and background assessments of vendors prior to their engagement, and we endeavor to monitor ongoing relationships to ensure compliance with our cybersecurity standards. These processes are designed to mitigate risks related to data breaches or other security incidents originating from third parties.

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

Board Oversight

The Board is central to the Company’s oversight of cybersecurity risks and bears the primary responsibility for this domain. The Board is composed of members with depth of experience in enterprise risk management, compliance, corporate governance, technology, finance, and the unique characteristics and vulnerabilities of the oil and gas industry, equipping them to oversee cybersecurity risks effectively. In addition to reviewing cybersecurity risk presented in the Company’s annual enterprise risk management program, the Board receives periodic reports detailing recent improvements and upcoming enhancements.

Management’s Risk Management Role

Our VP of Technology plays a pivotal role in informing the Board on cybersecurity risks. As necessary, our VP of Technology provides periodic briefings to the Board encompassing a broad range of topics, including:

•
the status of any breaches, incidents or threats during the relevant time period;
•
the current cybersecurity landscape and emerging threats;
•
the status of ongoing cybersecurity initiatives, enhancements, and progress on remediation efforts; and
•
compliance with regulatory requirements and industry standards.

Cybersecurity Risk Management Personnel

Our cybersecurity function is managed by our VP of Technology and our Senior Manager of Cybersecurity, Governance, Risk and Compliance (“GRC”), who is primarily responsible for assessing, monitoring and managing our cybersecurity. Our Senior Manager of Cybersecurity & GRC has over 18 years of experience in information technology, cybersecurity, governance and risk management across healthcare insurance, finance, and the oilfield services industry. Our VP of Technology has over 14 years of experience and oversight in the oil and gas and oilfield services industry. Our VP of Technology has a strong background in managing enterprises relying on technology and business systems with cybersecurity risks and consulting with trusted advisors where appropriate.

Key decisions are made by the VP of Technology with input from the Senior Manager of Cybersecurity & GRC. Cybersecurity policies are created by the cybersecurity team, and the technical application of those policies is performed by the Information Technology and Technology Operations Departments.

Cybersecurity Incident Monitoring & Technical Improvements

The Senior Manager of Cybersecurity & GRC works to remain closely informed about the latest developments in cybersecurity, including evolving threats and risk management practices. This awareness supports our efforts to help prevent, detect, mitigate, respond to and, if needed, recover efficiently from cybersecurity incidents. The Senior Manager of Cybersecurity & GRC oversees the cybersecurity program along with the VP of Technology, including the use of security tools, processes and personnel to monitor multiple environments, management of response activities and implementation and execution of periodic assessments aimed at identifying and addressing any identified gaps and improvements.

In the event of a cybersecurity incident, the Senior Manager of Cybersecurity & GRC is enabled to activate our Incident Response Plan (“IRP”), which includes highly specific procedures for identification, containment, eradication, recovery and post-incident review and named roles and responsibilities from technical to internal and external communications management. This comprehensive plan encompasses immediate actions like identification, containment, and eradication, mid-term objectives such as recovery, and long-term goals including forensic analysis and lessons learned. It also lists response parties as well as chain of command and reporting. We regularly test our incident preparedness through at least one annual tabletop exercise. These activities simulate real-world attacks, allowing us to evaluate and refine our incident response plan. Tabletop exercises involve key stakeholders walking through the response process to identify potential gaps. The insights gained from these exercises ensure our team is prepared to effectively respond to and recover from security incidents.

During 2025, our cybersecurity team made significant enhancements to our processes for assessing, identifying and managing risks from cybersecurity threats, such as improved network segmentation, email security controls, data protection and recovery capabilities, and refinement to identity and access management, supporting timely account provisioning and deprovisioning, appropriate privilege levels and separation of duties. Additionally, the Company enhanced discovery across its technology environment, and improved logging capabilities and breadth of monitoring. Further, tools were added to supplement existing capabilities, all to support the continued maturity and scalability of our cybersecurity risk management. These enhancements included expanding our security personnel to increase efficiency across the department.

Reporting to Board

Members of the executive management team are active participants in cybersecurity initiatives and are instrumental in the formalization and adoption of organization-wide changes. The cybersecurity team has established governance processes designed to facilitate escalation of significant cybersecurity matters to the executive management team and, as appropriate, to the Board or its committees, including the Audit Committee. The Board receives periodic reports from our VP of Technology detailing our cybersecurity posture, including cybersecurity events, potential threats and impacts to our business, enhancements to our cybersecurity program and operational planning. The VP of Technology periodically informs the Chief Executive Officer regarding cybersecurity risks and incidents. This ensures that the Board and the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing the Company. In addition to briefings on an as-needed basis, any significant cybersecurity matter and strategic risk management decisions would be escalated to the Audit Committee, ensuring that they have comprehensive oversight and can provide guidance on critical cybersecurity issues.

Item 2. Properties.

We currently operate our Kermit facilities, Monahans facility, and OnCore distributed mining network in West Texas. For the years ended December 31, 2025 and 2024, we produced, in aggregate, approximately 21.6 million tons and 19.9 million tons of proppant, respectively, inclusive of the production attributable to the assets acquired in the Hi-Crush Transaction during 2024. For the year ended December 31, 2023, our facilities produced, in aggregate, approximately 11.0 million tons. The following map shows the location of these facilities:

Eddy
Lea
Gaines
Dawson
Borden
25 Miles
Andrews
Martin
Howard
25 Miles
Loving
Winkler
Ector
Midland
Glasscock
Ward
Crane
Upton
Pecos
50 Miles
Atlas Sand Mine
Atlas OnCore
Basins
0 5 10 20 Miles
25 Mile Band
50 Mile Band
75 Mile Band

Kermit, Texas

K1/K2 Facilities

The Kermit property in the map below includes K1/K2. This map can be found in Section 1.3 of our 2023 TRS (defined below) prepared by JT Boyd, which is included as Exhibit 96.1 to this Annual Report.

FIGURE AREA
TEXAS
ANDREWS CO.
LEA CO.
NEW MEXICO
TEXAS
WINKLER CO.
ECTOR CO.
WARD CO.
KERMIT
MONAHANS
Monahans Sand Hills State Park
Jal
Bennett
Kermit
Wink
Wickett
Monahans
TXN
UP
N 400,000
N 350,000
N 300,000
N 250,000
N 200,000
E 850,000
E 900,000
E 950,000
E 1,000,000
N
SCALE (Miles)
0 1 2 3 4 5
Legend
Approximate Property Boundary
Railroads
Roads
RAILROAD INDEX
Abbreviation Name
TXN Texas New Mexico Railway, LLC
UP Union Pacific Railroad

FIGURE 1.1

GENERAL LOCATION MAP

Showing

KERMIT AND MONAHANS MINES

Winkler and Ward Counties, Texas

Prepared For

ATLAS ENERGY SOLUTIONS, INC

John T. Boyd Company

February 2024

Scale 1" = 5 Miles

Our K1/K2 facilities are located on 5,826 gross acres of land (of which 5,341 net acres are controlled by us either through lease or fee ownership) in Winkler County, Texas, with onsite processing and truck loading facilities. We commenced construction of our first mine in October of 2017, and commenced operations in June 2018. We commenced construction of our second mine in July of 2022, which we completed in December 2023. Our K1/K2 facilities have a net book value of $410.2 million as of December 31, 2025. Geographically, our facilities are located at approximately 31° 58’ 6.29” N latitude and 103° 0’ 39.46” W longitude, are situated approximately seven miles northeast of Kermit, Texas, and are accessible via Texas State Highway 18. The Midland International Air and Space Port is located approximately 45 miles southeast of the facilities.

The K1/K2 facilities have 286.4 million tons of associated proven reserves as of December 31, 2025. The sand deposits generally range from 60 to over 100 feet thick and consist of 40/70-mesh and 100-mesh sand, with an anticipated production mix of approximately 53% 40/70-mesh and approximately 47% 100-mesh. The crush strength of the sand mined at these facilities is between 7,000 to 8,000 pounds-per-square-inch (“PSI”) for 40/70-mesh and between 10,000 to 11,000 PSI for 100-mesh.

We lease a portion of the mineral reserves and resources associated with our K1/K2 facilities. As of December 31, 2025, we owned approximately 43% and 2% of our mineral reserves and resources, respectively, and leased approximately 57% and 98% of our mineral reserves and resources, respectively, from third-party landowners at our K1/K2 facilities.

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

Legend
Kermit Property
TXN Texas New Mexico Railway, LLC
128 Roads
ANDREWS CO.
LEA CO.
NEW MEXICO
TEXAS
Jal
Bennett
TEXAS & NEW MEXICO RAILROAD
128
18
115
874
302
18
N
KERMIT MINE
Kermit
Wink
WINKLER CO.
ECTOR CO.
WARD CO.
SCALE (Miles)
0 1 2 3 4
FIGURE AREA
TEXAS

FIGURE 1.1

GENERAL LOCATION MAP
Showing
KERMIT MINE
Winkler County, Texas

Prepared For
HI - CRUSH OPERATING, LLC
(F/K/A HIGH - CRUSH INC.)

John T. Boyd Company

April 2024
Scale 1" = 4 Miles

During 2024, we acquired the K115/874 facilities with the Hi-Crush Transaction. Our K115/874 facilities are located on approximately 1,226 gross acres of surface and subsurface (i.e., mineral) rights, all of which are owned by the Company. Our K115/874 facilities have a net book value of $160.0 million as of December 31, 2025. Geographically, these facilities are located at approximately 31° 57' 55" N latitude and 102° 58' 15" W longitude and are accessible via Texas State Highway 115. Several regional airports are located within an hour’s drive from the mine, and the Midland International Airport is approximately an hour and a half away by road.

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

The K115/874 facilities have 50.5 million tons of associated proven reserves as of December 31, 2025. The sand deposits generally range from 10 to over 90 feet thick, averaging approximately 60 feet across the property and consist of 100-mesh sand. The crush strength of the sand mined at these facilities is 7,000 PSI for 40/70-mesh and 12,000 PSI for 100-mesh.

Monahans, Texas

This map can be found in Section 1.3 of our 2023 TRS (defined below) prepared by JT Boyd, which is included as Exhibit 96.1 to this Annual Report.

Our Monahans facility is located on approximately 32,224 gross acres of land in Ward County, Texas, with onsite processing and truck loading facilities. We commenced construction of our Monahans mine in February of 2018 and commenced operations in October 2018. Our Monahans facility has a net book value of $201.0 million as of December 31, 2025. Geographically, our Monahans facility is located at approximately 31° 39’ 32.53” N latitude and 102° 52’ 55.46” W longitude, is situated approximately three miles northeast of Monahans, Texas, and is accessible via Texas State Highway 115 and Interstate 20. The Midland International Air and Space Port is located approximated 40 miles east of the facility.

The Monahans facility has 138.7 million tons of associated proven reserves as of December 31, 2025. The sand deposits generally range from 60 to over 100 feet thick and consist of 40/70-mesh and 100-mesh sand, with an anticipated production mix of approximately 64% 40/70-mesh and approximately 36% 100-mesh. The crush strength of the sand mined at the facility is 7,000 to 8,000 PSI for 40/70-mesh and between 10,000 to 11,000 PSI for 100-mesh.

As of December 31, 2025, we lease all of the mineral reserves and resources associated with our Monahans facilities.

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

Figure Area
Texas
NEW MEXICO
TEXAS
EDDY
LOVING
REEVES
WARD
PECOS
WINKLER
ECTOR
CRANE
UPTON
MIDLAND
GLASSCOCK
ANDREWS
MARTIN
HOWARD
GAINES
DAWSON
BORDEN
Lamesa
Andrews
Kermit
Odessa
Midland
Big Spring
Monahans
Pecos
OnCore 1
OnCore 2 (Idled)
OnCore 2B
OnCore 3 (Idled)
OnCore 3B
OnCore 4
OnCore 5
OnCore 6
OnCore 7
OnCore 8
OnCore 9
TXN
UP
PVS
N
SCALE (Miles)
0 5 10 15
Legend
Major Roads
Major Rails
RAILROAD INDEX
Abbreviation Name
PVS Pecos Valley Southern Railway
TXN Texas & New Mexico Railway
UP Union Pacific Railroad

FIGURE 1.1
GENERAL LOCATION MAP
Showing
ONCORE SITE LOCATIONS
Western Texas

Prepared for
ATLAS ENERGY SOLUTIONS, INC.

John T. Boyd Company

February 2025
Scale 1" = 15 Miles

During 2024, we acquired the OnCore distributed mining network with the Hi-Crush Transaction. The OnCore sites comprise approximately 6,579 acres, including 1,172.4 acres owned in fee and 5,406.6 leased acres. The OnCore sites are primarily operated under lease agreements held between the Company and various private landowners. These agreements provide the Company the right to mine, process, and dispose (i.e., sell) of frac sand from the properties. The OnCore distributed mining network has a net book value of $94.8 million as of December 31, 2025. The OnCore Plants are located in West Texas. Most are clustered around the City of Big Spring, Texas, about 40 miles east of the Midland-Odessa metropolitan area. The OnCore 7 and 9 sites are located in the opposite direction approximately 90 miles west of Midland-Odessa.

The locations of operating and idled OnCore plants are shown in the table below.

Geographic Coordinates
Plant	County	Basin	Latitude	Longitude
OnCore 1	Howard	Midland	32° 17' 33" N	101° 24' 06" W
OnCore 2	Howard	Midland	32° 18' 02" N	101° 24' 52" W
OnCore 2B	Martin	Midland	32° 29' 27" N	102° 00' 00" W
OnCore 3B	Glasscock	Midland	32° 00' 03" N	101° 37' 26" W
OnCore 4	Midland	Midland	32° 02' 07" N	101° 47' 41" W
OnCore 5	Howard	Midland	32° 17' 41" N	101° 37' 06" W
OnCore 6	Glasscock	Midland	31° 59' 09" N	101° 37' 57" W
OnCore 7	Loving	Delaware	31° 57' 43" N	103° 42' 42" W
OnCore 8	Howard	Midland	32° 16' 49" N	101° 37' 55" W
OnCore 9	Loving	Delaware	31° 54' 07" N	103° 46' 33" W

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

The status of each site is provided in the table below.

Plant	Status	Start Date
OnCore 1	Producing	September 2020
OnCore 2	Reclamation	April 2021
OnCore 2B	Producing	June 2024
OnCore 3B	Producing	May 2024
OnCore 4	Producing	July 2022
OnCore 5	Producing	October 2023
OnCore 6	Producing	May 2023
OnCore 7	Producing	July 2023
OnCore 8	Producing	May 2024
OnCore 9	Producing	July 2024

The OnCore distributed mining network has 29.5 million tons of associated proven reserves as of December 31, 2025. The sand deposits generally range from less than 5 to over 40 feet thick and consist of 100-mesh. The crush strength of the sand mined at the facility is 7,000 to 13,000 PSI for 100-mesh.

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

We categorize our mineral reserves as proven or probable based on the standards set by our independent mining engineers and geologists, JT Boyd. We estimate that we had a total of approximately 571.3 million tons of proven and probable mineral reserves as of December 31, 2025. As of December 31, 2025, we had approximately 286.4 million tons of proven mineral reserves and 36.8 million tons of probable recoverable mineral reserves associated with our K1/K2 facilities, approximately 50.5 million tons of proven mineral reserves and 3.9 million tons of probable recoverable mineral reserves associated with our K115/874 facilities, approximately 138.7 million tons of proven mineral reserves and 2.2 million tons of probable recoverable mineral reserves associated with our Monahans facility, and approximately 29.5 million tons of proven mineral reserves and 23.3 million tons of probable recoverable mineral reserves associated with our OnCore distributed mining network. The quantity and nature of the mineral reserves at each of our properties are estimated by our internal geology department. We use drone surveys and three-dimensional models to regularly update our reserve estimates, making necessary adjustments for operations and mine plans at each location during the year.

Our internal reserve estimates are provided to JT Boyd for review annually so that third-party approved additions or reductions can be made to our mineral reserves and mineral resource calculations due to ore extraction, additional drilling and delineation, property acquisitions and dispositions or quality adjustments. Before acquiring new mineral reserves, we perform surveying, drill core analysis and other tests to confirm the quantity and quality of the acquired mineral reserves. JT Boyd reviewed our mineral reserves and mineral resources as of December 31, 2023 and provided technical report summaries which were filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for the K1/K2 and Monahans facilities. Technical report summaries for the December 31, 2023 mineral reserves and mineral resources that were acquired in the Hi-Crush Transaction were filed with our Current Report on Form 8-K on May 8, 2024, which encompasses the K115/874 facilities and the OnCore distributed mining network. For the year ended December 31, 2024, we had a technical report summary completed for the OnCore distributed mining network, due to the expansion and removal of certain OnCore mines that occurred in 2024, this technical report summary was filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

K1/K2, K115/874, and Monahans Facilities

We believe, and JT Boyd concurs, that all material assumptions and information pertaining to the disclosure of our mineral resources and mineral reserves, including material assumptions relating to all modifying factors, price estimates, and scientific and technical information, as described in the December 31, 2023 technical report summaries (the “2023 TRSs”) remain current as of December 31, 2025 for the K1/K2, K115/874, and Monahans facilities. As a result, we are relying on the 2023 TRSs for the K1/K2, K115/874, and Monahans facilities. Therefore, portions of the following information are based on assumptions, qualifications and procedures that are summarized here and are described in more detail in the 2023 TRSs.

OnCore Distributed Mining Network

We believe, and JT Boyd concurs, that all material assumptions and information pertaining to the disclosure of our mineral resources and mineral reserves, including material assumptions relating to all modifying factors, price estimates, and scientific and technical information, as described in the December 31, 2024 technical report summary (the “2024 TRS”) remain current as of December 31, 2025 for the OnCore distributed mining network. As a result, we are relying on the 2024 TRS for the OnCore distributed mining network. Therefore, portions of the following information are based on assumptions, qualifications and procedures that are summarized here and are described in more detail in the 2024 TRS.

Reference should be made to the full text of the technical report summaries, incorporated herein by reference and made a part of this Annual Report. JT Boyd is not affiliated with the Company nor any other entity that has an ownership, royalty, or other interest in the properties that are the subject of the technical report summaries. To opine as to the economic viability of our mineral reserves, JT Boyd reviewed our operating cost and revenue per ton data at the time of the proven reserve determination. The sand deposits at our facilities do not require crushing or extensive processing to eliminate clays or other contaminants, enabling us to cost-effectively produce high-quality proppant meeting API specifications.

Summary of Reserves

The following tables provide the tonnage and mesh size characteristics of the proven and probable mineral reserves associated with our property as of December 31, 2025, based on an average of $30.00 per ton for K1/K2 and Monahans facilities, an average of $26.04 for K115/874, and an average of $24.83 per ton for the OnCore distributed mining network. It should be noted that the achieved process yields are slightly different than the overall process yields used to estimate the frac sand resources and reserves, which are based on the results of drill hole sample testing at each property.

K1/K2 Facilities

	Tons by Classification and Mesh Size (in thousands)
	Proven			Probable			By Mesh Size
Control	40/70	70/140	Total	40/70	70/140	Total	40/70	70/140	Total
Owned	81,330	56,222	137,552	254	317	571	81,584	56,539	138,123
Leased	70,673	78,222	148,895	16,215	20,066	36,281	86,888	98,288	185,176
Total	152,003	134,444	286,447	16,469	20,383	36,852	168,472	154,827	323,299

K115/874 Facilities

	Tons by Classification and Mesh Size (in thousands)
	Proven	Probable	Total
Control	40/140	40/140
Owned	50,466	3,875	54,341

Monahans Facility

	Tons by Classification and Mesh Size (in thousands)
	Proven			Probable			By Mesh Size
Control	40/70	70/140	Total	40/70	70/140	Total	40/70	70/140	Total
Leased	88,408	50,264	138,672	1,372	819	2,191	89,780	51,083	140,863

OnCore Distributed Mining Network

		Tons by Classification and Mesh Size (in thousands)
		Proven	Probable	Total
Plant	Control	40/140	40/140
OnCore 1	Leased	2,002	—	2,002
	Owned	—	4,276	4,276
	Subtotal	2,002	4,276	6,278
OnCore 2	Leased	375	—	375
OnCore 2B	Leased	—	4,229	4,229
OnCore 3B	Owned	—	2,047	2,047
OnCore 4	Leased	1,216	668	1,884
OnCore 5	Leased	3,187	6,753	9,940
OnCore 6	Leased	3,690	—	3,690
OnCore 7	Leased	2,964	4,341	7,305
OnCore 8	Leased	2,935	—	2,935
OnCore 9	Leased	13,115	1,020	14,135
Total - All OnCore Plants		29,484	23,334	52,818

Combined

The following tables provide the total tonnage by classification of proven and probable and by mesh size of the mineral reserves associated with our K1/K2, K115/874, and Monahans facilities and OnCore distributed mining network operations as of December 31, 2025 on a combined basis.

	Total Tons by Classification (in thousands)
	Proven				Probable
Facilities	40/70	70/140	40/140	Total	40/70	70/140	40/140	Total
K1/K2	152,003	134,444	—	286,447	16,469	20,383	—	36,852
Monahans	88,408	50,264	—	138,672	1,372	819	—	2,191
K115/874	—	—	50,466	50,466	—	—	3,875	3,875
OnCore	—	—	29,484	29,484	—	—	23,334	23,334
Total	240,411	184,708	79,950	505,069	17,841	21,202	27,209	66,252

	Total Tons by Mesh Size (in thousands)
Facilities	40/70	70/140	40/140	Total
K1/K2	168,472	154,827	—	323,299
Monahans	89,780	51,083	—	140,863
K115/874	—	—	54,341	54,341
OnCore	—	—	52,818	52,818
Total	258,252	205,910	107,159	571,321

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
•
Indicated – greater than 1,500 feet, but less than or equal to 2,500 feet
•
Inferred – greater than 2,500 feet, but less than or equal to 5,000 feet

The following tables set forth the mineral resource estimates, exclusive of mineral reserves, associated with our property as of December 31, 2025, based on an average of $30.00 per ton for K1/K2 and Monahans facilities, an average of $26.04 for K115/874, and an average of $24.83 per ton for the OnCore distributed mining network. It should be noted that the achieved process yields are slightly different than the overall process yields used to estimate the frac sand resources and reserves, which are based on the results of drill hole sample testing at each property.

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

As of December 31, 2025, our mineral resources are estimated at 1.439 billion tons (170.5 million tons at the K1/K2 facilities and 1.269 billion tons at the Monahans facility).

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

Comparisons

K1/K2 Facilities

	Summary of Reserves (in thousands)
	December 31, 2025	December 31, 2024	Amount Change 2025 vs. 2024	Percentage Change 2025 vs. 2024
	Amount	Amount
Proven	286,447	294,476	(8,029)	-3%
Probable	36,852	36,852	—	0%
Total	323,299	331,328	(8,029)	-2%

As shown in the table above, the frac sand reserves of the K1/K2 mines decreased by approximately 8.0 million product tons in 2025 as the result of ordinary mining production (depletion). No other year-over-year changes were noted.

	Summary of Resources (in thousands)
	December 31, 2025	December 31, 2024	Amount Change 2025 vs. 2024	Percentage Change 2025 vs. 2024
	Amount	Amount
Measured	19,386	19,386	—	0%
Indicated	76,078	76,078	—	0%
Inferred	75,076	75,076	—	0%
Total	170,540	170,540	—	0%

There were no year-over-year adjustments to the frac sand resources reported for the K1/K2 mines. As such, the Company continued to control approximately 170.5 million in-place tons of frac sand resources, exclusive of frac sand reserves, at the K1/K2 mines as of December 31, 2025, as shown in the table above.

K115/874 Facilities

	Summary of Reserves (in thousands)
	December 31, 2025	December 31, 2024	Amount Change 2025 vs. 2024	Percentage Change 2025 vs. 2024
	Amount	Amount
Proven	50,466	52,484	(2,018)	-4%
Probable	3,875	4,245	(370)	-9%
Total	54,341	56,729	(2,388)	-4%

As shown in the table above, the frac sand reserves of the K115/874 mines decreased by approximately 2.4 million product tons in 2025 as the result of ordinary mining production (depletion). No other year-over-year changes were noted.

Monahans Facility

	Summary of Reserves (in thousands)
	December 31, 2025	December 31, 2024	Amount Change 2025 vs. 2024	Percentage Change 2025 vs. 2024
	Amount	Amount
Proven	138,672	143,035	(4,363)	-3%
Probable	2,191	2,191	—	0%
Total	140,863	145,226	(4,363)	-3%

As shown in the table above, the frac sand reserves of the Monahans mine decreased by approximately 4.4 million product tons in 2025 as the result of ordinary mining production (depletion). No other year-over-year changes were noted.

	Summary of Resources (in thousands)
	December 31, 2025	December 31, 2024	Amount Change 2025 vs. 2024	Percentage Change 2025 vs. 2024
	Amount	Amount
Measured	71,730	71,730	—	0%
Indicated	102,755	102,755	—	0%
Inferred	1,094,030	1,094,030	—	0%
Total	1,268,515	1,268,515	—	0%

There were no year-over-year adjustments to the frac sand resources reported for the Monahans mine. As such, the Company continued to control approximately 1.27 billion in-place tons of frac sand resources, exclusive of frac sand reserves, at the Monahans mine as of December 31, 2025, as shown in the table above.

OnCore Distributed Mining Network

	Summary of Reserves (in thousands)
	December 31, 2025	December 31, 2024	Amount Change 2025 vs. 2024	Percentage Change 2025 vs. 2024
	Amount	Amount
Proven	29,484	33,307	(3,823)	-11%
Probable	23,334	26,344	(3,010)	-11%
Total	52,818	59,651	(6,833)	-11%

As shown in the table above, the frac sand reserves of the OnCore plants decreased by approximately 6.8 million product tons in 2025 as the result of ordinary mining production (depletion). No other year-over-year changes were noted.

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

Our Permits

We have obtained numerous federal, state and local permits required for operations at our Kermit facilities, Monahans facility, and OnCore distributed mining network. Operations are predominantly regulated by the TCEQ with respect to environmental compliance. The predominant permitting requirement is an active New Source Review (“NSR”) permit for air pollution control. Our operations have a current NSR permit which is renewable next in 2028. Other permits held by our operations include Stormwater, Above Ground Storage Tank, Aggregate Production Operation, and a septic permit. A Spill Prevention, Control, and Countermeasure plan is also active at our locations.

We have obtained DOT operating authority, as defined under U.S. Department of Transportation (“DOT”) and Federal Motor Carrier Safety Administration (“FMCSA”) required for our Last Mile Logistics and Power operations.

While resources invested in securing permits are significant, this cost has not had a material adverse effect on our results of operations or financial condition. We cannot be certain that existing transportation or environmental laws and regulations will not be reinterpreted or revised or that new transportation, or environmental laws and regulations will not be adopted or become applicable to us. Revised or additional requirements that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business.

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

In addition to the matter above, we are currently involved in, and may in the future be involved in, legal proceedings, claims, regulatory inquiries, audits, and governmental investigations incidental to our business, including putative class actions, collective actions, employment, commercial claims and other matters. While the outcome of any litigation is inherently unpredictable, based on currently available facts and our current insurance coverages, we do not believe that the ultimate resolution of any of these matters will have a material adverse impact on our financial condition, results of operations or cash flows. We are not aware of any material legal proceedings contemplated by governmental authorities. The disclosure called for by this Part I, Item 3 regarding our legal proceedings is incorporated by reference herein from Part II, Item 8. Note 10 - Commitments and Contingencies - Litigation of the consolidated financial statements (the “Financial Statements”) in this Annual Report.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is listed on the NYSE under the symbol “AESI.”

Holders of Record

As of the close of business on February 19, 2026, there were 28 record holders of our Common Stock. A substantially greater number of holders of our Common Stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

Dividend Practice

In November 2025, we announced the suspension of our quarterly dividend program in order to safeguard the long-term strength of our balance sheet and preserve capital flexibility for growth opportunities, including in our power segment. The declaration and payment of future dividends to holders of our Common Stock will be at the discretion of our Board and will depend upon many factors, including our financial condition, earnings, legal requirements, capital allocation strategy, restrictions in our debt agreements and other factors our Board deems relevant. While we may review our dividend program in the future to determine whether and when to reinstate the payment of dividends, there is no assurance that we will pay any cash dividends on our Common Stock in the future.

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

None.

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

We operate a differentiated logistics platform that is designed to increase the efficiency, safety and sustainability of the oil and natural gas industry primarily within the Permian Basin. This includes our fleet of fit-for-purpose trucks, trailers, wellsite equipment, and the Dune Express, an overland conveyor infrastructure solution. We have also begun integrating autonomous driving technologies in certain of our fit-for-purpose trucks, creating the first semi-autonomous oilfield logistics network in an effort to increase our automation of the oil and gas proppant supply chain.

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

Recent Developments

Power Equipment Reservation

On November 2, 2025, Atlas LLC entered into a reservation agreement (the “Reservation Agreement”) for the manufacture of approximately 240 megawatts of power generation equipment. The aggregate cost of such equipment is approximately $278.3 million. The Reservation Agreement was assigned to Stonebriar in connection with entry into the Lease Documents. The cost of the investment will be financed under the Lease Documents as progress payments become due. We expect deliveries to begin in late-2026. Pursuant to the Reservation Agreement, the parties agreed to negotiate and enter into an engineering, procurement and construction agreement governing the terms of the manufacture, delivery and installation of the equipment, which is expected to contain customary representations, warranties and agreements of the parties, indemnification obligations and other customary terms and conditions associated therewith. The Reservation Agreement and terms and conditions of sale also contain customary agreements of the parties and customary terms and conditions.

PropFlow Acquisition

On July 28, 2025, Atlas LLC entered into the PropFlow Purchase Agreement with BCA HoldCo and certain other signatories thereto, pursuant to which Atlas LLC acquired 100% of the membership interests in PropFlow, and its wholly owned subsidiaries, for approximately $25.0 million in cash, subject to customary post-closing adjustments. In addition, up to $15.0 million in the aggregate in contingent earn-out consideration may be paid to BCA HoldCo in fiscal years 2027 and 2028 pursuant to the PropFlow Purchase Agreement, subject to the achievement of certain revenue targets. Pursuant to the PropFlow Purchase Agreement, Atlas acquired PropFlow’s patented on-wellsite proppant filtration technology. The Company borrowed $25.0 million under the 2023 ABL Credit Facility to fund the cash consideration for the PropFlow Acquisition. Additional information on these transactions can be found in Note 3 - Acquisitions of the Financial Statements included elsewhere in this Annual Report.

Moser Acquisition

On February 24, 2025, the Company completed the Moser Acquisition pursuant to the Moser Purchase Agreement by and among Wyatt Holdings, LLC, a Delaware limited liability company and an indirectly wholly-owned subsidiary of the Company (the “Purchaser”), Moser Holdings, LLC, a Delaware limited liability company (the “Seller”), and for the limited purposes set forth therein, the Company (together with the Purchaser and the Seller, the “Parties”), pursuant to which the Purchaser acquired (i) 100% of the authorized, issued and outstanding equity ownership interests in Moser AcquisitionCo, and (ii) Moser Engine Service, Inc. (d/b/a Moser Energy Systems), a Wyoming corporation and a wholly-owned subsidiary of Moser AcquisitionCo.

Under the terms and conditions of the Moser Purchase Agreement, the aggregate consideration paid to the Seller in the Moser Acquisition consisted of (i) $180.0 million in cash and (ii) approximately 1.7 million shares of Common Stock, issued at the closing of the Moser Acquisition. The Moser Consideration is subject to customary post-closing adjustments. Additional information on these transactions can be found in Note 3 - Acquisitions of the Financial Statements included elsewhere in this Annual Report.

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

Registration Rights Agreement

On February 24, 2025, the Company entered into the Moser Registration Rights Agreement with the Seller that provides, among other things, that the Company will, no later than (a) March 26, 2025, or (b) if the Company is and continues to be a “Well-Known Seasoned Issuer” as defined in Rule 405 of the Securities Act, May 25, 2025, file with the SEC a registration statement registering for resale the Common Stock comprising the Moser Stock Consideration that was issued in connection with the Moser Acquisition, subject to the full or partial exercise of the Moser Stock Consideration subject to redemption by the Company. Pursuant to the Moser Purchase Agreement, the Seller agreed not to lend, offer, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right, or warrant to purchase, or otherwise transfer or dispose of, any of their shares of Common Stock for a period of 90 days following the closing of the Moser Acquisition, subject to certain exceptions. The Company also agreed to pay certain expenses of the parties incurred in connection with the exercise of their rights under the Moser Registration Rights Agreement, and to indemnify them for certain securities law matters in connection with any registration statement filed pursuant thereto.

Share Repurchase Program

During the year ended December 31, 2025, the Company repurchased 16,380 shares of Common Stock through open-market purchases under the share repurchase program, at an average price, including commission, of $12.21 per share, for an aggregate purchase price of $200,000. As of December 31, 2025, $199.8 million remains available under the share repurchase program.

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

The Second Term Loan Amendment increased the existing DDT Loan by an aggregate principal amount of $100.0 million (the “Acquisition Loan”) to a total of $200.0 million, with interest (computed on the basis of a 365-day year for the actual number of days elapsed) on the unpaid principal amount thereof from and including the date of the funding on the Acquisition Loan (“Funding Date”) until paid in full. The Acquisition Loan will accrue interest at a rate equal to 5.95% plus the greater of (A) the Term Secured Overnight Financing Rate (“SOFR”) and (B) 4.30%, as determined on the Funding Date the Acquisition Loan is payable in 60 consecutive monthly installments of combined principal and interest. In the event of a prepayment of the Acquisition Loan, Atlas LLC will be required to pay, and we have agreed to guaranty payment by Atlas LLC of, a premium on such prepayment amount of (A) 4%, if prepaid on or prior to the first anniversary of the Funding Date, (B) 3% if prepaid after the first, but on or prior to the second, anniversary of the Funding Date and (C) 2% if paid after the second anniversary of the Funding Date.

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

Fourth Amendment to the 2023 ABL Credit Agreement

On December 26, 2025, Atlas LLC and certain other subsidiaries of the Company entered into that certain Fourth Amendment to Loan, Security and Guaranty Agreement (the “Fourth ABL Amendment”), among Atlas LLC, as the borrower, the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as the ABL Agent. The Fourth ABL Amendment amends that certain Loan, Security and Guaranty Agreement dated as of February 22, 2023, as amended.

The Fourth ABL Amendment permitted the Company to form Galt and to unconditionally guarantee Galt’s obligations under the Lease Agreement.

2023 ABL Credit Facility

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

Subsequent to December 31, 2025, the Company drew down $25.0 million on January 30, 2026, under the 2023 ABL Credit Facility, for general corporate purposes.

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

The 2025 Term Loan Credit Facility includes a discount of $20.2 million and de minimis deferred financing fees. The 2025 Term Loan Credit Facility also includes previously unamortized debt discount and deferred financing fees of $7.7 million associated with prior Stonebriar borrowings. These amounts are recorded as a direct reduction from the carrying amount of the debt obligation on the Company’s consolidated balance sheets and are amortized to interest expense using the effective interest method. For further discussion, see Note 9 - Debt, to the accompanying Financial Statements included elsewhere in this Annual Report.

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

As of December 31, 2025, Atlas LLC was in compliance with the covenants of the 2025 Term Loan Credit Facility.

Master Lease Agreement and Interim Funding Agreement

On December 26, 2025, the Company, entered into the Lease Agreement by and between Galt, as lessee, and Stonebriar, as lessor, and the Interim Funding Agreement, by and between Galt and Stonebriar, pursuant to which Galt assigned a reservation agreement (the “Reservation Agreement”) for the manufacture of approximately 240 megawatts of power generation equipment (the “Equipment”) to Stonebriar and Stonebriar agreed to lease such power generation equipment back to Galt.

Pursuant to the Lease Documents, Stonebriar will make periodic advances up to $385.0 million and Galt will make payments to Stonebriar in two phases: (i) monthly rental payments in the amount of the unpaid balance of the aggregate amounts advanced by Stonebriar multiplied by a lease rate factor equal to a per annum rate equal to the sum of one-month Secured Overnight Financing Rate (“SOFR”) plus 635 basis point and (ii) once Equipment (as defined in the Interim Funding Agreement) under the Reservation Agreement is delivered to and accepted by Galt, monthly rental payments in an amount set forth in the applicable Schedule (as defined in the Interim Funding Agreement) relating to such Equipment. The Lease Agreement provides that Galt may terminate the Lease Agreement (x) prior to the Term Expiration Date (as defined in the Lease Agreement) for an early termination price set forth on the Schedule for such Equipment or (y) on the Term Expiration Date as set forth on the Schedule for such Equipment, in each case, subject to certain terms and conditions described in the Lease Agreement. The obligations under the Lease Agreement are guaranteed on an unsecured basis by the Company.

Repayment of the Deferred Cash Consideration Note

In February 2025, the Company used a portion of the proceeds from the Equity Offering to repay $101.3 million of the outstanding principal balance of the Deferred Cash Consideration Note. Subsequent to December 31, 2025, the Deferred Cash Consideration Note increased by $1.1 million in accordance with settlement terms from the Hi-Crush Merger Agreement. The remaining $10.0 million of principal, along with the subsequent $1.1 million increase was paid at maturity.

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

Recent Trends and Outlook

Drilling and completions activities for oil and gas are highly correlated to oil and gas and power prices. With commodity price fluctuations related to ongoing geopolitical conflicts, OPEC+ production policy, and market sentiments related to tariffs/trade war, North American drilling and completion activity has declined over the past year. The price for West Texas Intermediate crude oil averaged $65.46 per barrel (“Bbl”) in 2025, as compared to $76.80 per Bbl in 2024, representing a decrease of approximately 15%. Global oil prices have declined over the course of the past year as the market has seen a surplus of supply. Near-term global oil price outlook is expected to remain flat with possibility of uptick in demand in the second half of 2026. Global economic growth coupled with an increased focus on energy security and large projected multi-year increases in power consumption could bolster demand, in both crude and natural gas, in the coming years.

Demand for the Company’s power generation is predominantly influenced by accelerating needs for power in the U.S., juxtaposed against constrained electrical grid infrastructure. We anticipate an increasing demand for power generation in the U.S. due to aging transmission and distribution networks, extreme weather, and to support power demand growth primarily from data centers, artificial intelligence, and other advanced technologies, such as cloud information technology infrastructure. Many of these projects are trending towards long-term commitments and increased megawatt loads. The anticipated increase in demand coincides with existing constraints on the U.S. electrical grid, which currently faces significant challenges across both reliability and adequate power-generation capacity to support expected demand. The Company’s power offerings are configurable and can be scaled to match power demand on a “behind-the-meter” or “distributed” basis in a shorter timeline than many grid-based providers can service.

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

	For the Year Ended
	December 31,
	2025	2024	2023
	(In thousands)
Net income (loss) (1)	$(50,304)	$59,944	$226,493
Depreciation, depletion and accretion expense	165,459	102,207	41,634
Amortization expense of acquired intangible assets	23,547	12,316	—
Interest expense	59,370	43,078	17,452
Income tax expense (benefit)	(17,875)	15,836	31,378
EBITDA	$180,197	$233,381	$316,957
Stock and unit-based compensation	33,227	22,381	7,409
Loss on disposal of assets (2)	—	19,672	—
Insurance recovery (gain) (3)	(2,217)	(20,098)	—
Other non-recurring costs (4)	6,833	14,335	4,838
Other acquisition related costs (5)	3,640	19,231	451
Adjusted EBITDA	$221,680	$288,902	$329,655
Maintenance Capital Expenditures (6)	$69,675	$38,422	$38,524
Adjusted Free Cash Flow	$152,005	$250,480	$291,131

	For the Year Ended
	December 31,
	2025	2024	2023
	(In thousands)
Net income (loss) (1)	$(50,304)	$59,944	$226,493
Depreciation, depletion and accretion expense	165,459	102,207	41,634
Amortization expense of acquired intangible assets	23,547	12,316	—
Interest expense	59,370	43,078	17,452
Income tax expense (benefit)	(17,875)	15,836	31,378
EBITDA	$180,197	$233,381	$316,957
Stock and unit-based compensation expense	33,227	22,381	7,409
Loss on disposal of assets (2)	—	19,672	—
Insurance recovery (gain) (3)	(2,217)	(20,098)	—
Other non-recurring costs (4)	6,833	14,335	4,838
Other acquisition related costs (5)	3,640	19,231	451
Adjusted EBITDA	$221,680	$288,902	$329,655
Capital expenditures	$148,271	$373,983	$365,486
Acquisitions	$204,169	$153,425	$—
Adjusted EBITDA less Capital Expenditures	$(130,760)	$(238,506)	$(35,831)

	For the Year Ended
	December 31,
	2025	2024	2023
	(In thousands)
Net cash provided by operating activities	$117,346	$256,460	$299,027
Current income tax expense (benefit) (6)	(380)	834	2,177
Change in operating assets and liabilities	46,818	(22,523)	6,947
Cash interest expense (6)	53,255	39,070	16,354
Maintenance Capital Expenditures (6)	(69,675)	(38,422)	(38,524)
Credit loss expense	(4,778)	(25)	(28)
Change in fair value of contingent consideration	3,360	—	—
Other non-recurring costs (4)	6,833	14,335	4,838
Other acquisition related costs (5)	3,640	19,231	451
Insurance recovery (gain) (3)	(2,217)	(20,098)	—
Other	(2,197)	1,618	(111)
Adjusted Free Cash Flow	$152,005	$250,480	$291,131

	For the Year Ended
	December 31,
	2025	2024	2023
	(In thousands, except percentages)
Net cash provided by operating activities	$117,346	$256,460	$299,027
Current income tax expense (benefit) (6)	(380)	834	2,177
Change in operating assets and liabilities	46,818	(22,523)	6,947
Cash interest expense (6)	53,255	39,070	16,354
Capital expenditures	(148,271)	(373,983)	(365,486)
Acquisitions	(204,169)	(153,425)	—
Credit loss expense	(4,778)	(25)	(28)
Change in fair value of contingent consideration	3,360	—	—
Other non-recurring costs (4)	6,833	14,335	4,838
Other acquisition related costs (5)	3,640	19,231	451
Insurance recovery (gain) (3)	(2,217)	(20,098)	—
Other	(2,197)	1,618	(111)
Adjusted EBITDA less Capital Expenditures	$(130,760)	$(238,506)	$(35,831)
Adjusted EBITDA Margin	20.2%	27.4%	53.7%
Adjusted EBITDA less Capital Expenditure Margin	(11.9)%	(22.6)%	(5.8)%
Adjusted Free Cash Flow Margin	13.9%	23.7%	47.4%
Adjusted Free Cash Flow Conversion	68.6%	86.7%	88.3%

(1) Atlas Inc. is a corporation and is subject to U.S. federal income tax. Prior to our initial public offering, Atlas Predecessor was treated as a partnership for U.S. federal income tax purposes and, therefore, was not subject to U.S. federal income tax at an entity level during the periods prior to the initial public offering. In addition, prior to the Up-C Simplification, Atlas Operating was treated as a partnership for U.S. federal income tax purposes, and as a result, a portion of our net taxable income was allocable for U.S. federal income tax purposes to the non-controlling interest holders of Atlas Operating, who generally incurred U.S. federal, state and local income taxes on their share of such net taxable income, instead of us. Following the Up-C Simplification transaction, all the interests of Atlas Operating are now held by us, and we are subject to U.S. federal income tax on all of Atlas Operating’s net taxable income. As a result, the consolidated net income in our historical financial statements does not reflect the tax expense we would have incurred if we had been subject to U.S. federal income tax at an entity level on all of our income during such periods.

(2) Represents loss on disposal of one of the Company’s dredge mining assets at its Kermit facility and loss on disposal of assets as a result of the fire at one of the Kermit plants that caused damage to the physical condition of the Kermit asset group.

(3) Represents insurance recovery (gain) related to the dredge mining assets at the Kermit facility and the fire at one of the Kermit plants.

(4) Other non-recurring costs includes costs incurred during our 2025 Term Loan Credit Facility transaction, credit loss expense due to a dispute with a counterparty, reorganization under a new public holding company (the “Up-C Simplification”), temporary loadout, and other infrequent and unusual costs.

(5) Represents transactions costs incurred in connection with acquisitions, including fees paid to finance, legal, accounting and other advisors, employee retention and benefit costs, and other operational and corporate costs. Additionally, includes changes in the fair value of the contingent consideration.

(6) A reconciliation of these items used to calculate Adjusted Free Cash Flow to comparable GAAP measures is included below.

	For the Year Ended
	December 31,
	2025	2024	2023
	(In thousands)
Gross Profit	$150,667	$232,014	$313,766
Depreciation, depletion and accretion expense	160,148	98,747	39,798
Contribution Margin	$310,815	$330,761	$353,564

	For the Year Ended
	December 31,
	2025	2024	2023
	(In thousands)
Current tax expense reconciliation:
Income tax expense (benefit)	$(17,875)	$15,836	$31,378
Less: deferred tax expense	17,495	(15,002)	(29,201)
Current income tax expense (benefit)	$(380)	$834	$2,177
Cash interest expense reconciliation:
Interest expense, net	$57,996	$38,647	$7,689
Less: Amortization of debt discount	(5,712)	(3,573)	(761)
Less: Amortization of deferred financing costs	(403)	(435)	(337)
Less: Interest income	1,374	4,431	9,763
Cash interest expense	$53,255	$39,070	$16,354
Maintenance Capital Expenditures, accrual basis reconciliation:
Purchases of property, plant and equipment	$148,271	$373,983	$365,486
Changes in operating assets and liabilities associated with investing activities, equipment assets acquired through debt, and asset retirement obligations (7)	(6,803)	(2,948)	66,132
Less: Equipment assets acquired through debt and asset retirement obligations	(21,905)	(7,101)	(45,050)
Less: Growth capital expenditures and reconstruction of previously incurred growth capital expenditures	(49,888)	(325,512)	(348,044)
Maintenance Capital Expenditures, accrual basis	$69,675	$38,422	$38,524

	For the Year Ended
	December 31,
	2025	2024	2023
	(In thousands)
Total Debt	$578,921	$510,725	$172,820
Discount and deferred financing costs	25,260	10,202	7,180
Finance right-of-use lease liabilities	31,396	5,294	422
Cash and cash equivalents	40,632	71,704	210,174
Net Debt	$594,945	$454,517	$(29,752)

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

M&A Activity

On February 24, 2025, the Company completed the Moser Acquisition, in which the Company acquired 100% of the authorized, issued and outstanding equity ownership interests in Moser AcquisitionCo and Moser Engine Service, Inc. (d/b/a Moser Energy Systems) in exchange for (i) cash consideration of $180.0 million and (ii) the Moser Stock Consideration. This history impacts the comparability of our operational results from year to year. Additional information on these transactions can be found in Note 3 - Acquisitions of the Financial Statements included elsewhere in this Annual Report.

On March 5, 2024, the Company completed the Hi-Crush Transaction, in which the Company acquired substantially all of Hi-Crush’s Permian Basin proppant production and logistics businesses and operations in exchange for (i) cash consideration of $140.1 million, (ii) 9.7 million shares of Common Stock issued at the closing of the transaction, and (iii) the Deferred Cash Consideration Note in an aggregate principal amount of $111.3 million as of December 31, 2024. This amount is subject to adjustments as set forth in the Hi-Crush Merger Agreement. This history impacts the comparability of our operational results from year to year. Additional information on these transactions can be found in Note 3 - Acquisitions of the Financial Statements included elsewhere in this Annual Report.

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

Income Taxes

Atlas Inc. is a corporation subject to U.S. federal, state and local income taxes. Prior to the initial public offering, Atlas Predecessor was treated as a partnership for U.S. federal income tax purposes and, therefore, was not subject to U.S. federal income tax at an entity level during the periods prior to the initial public offering. In addition, prior to the Up-C Simplification, Atlas Operating was treated as a partnership for U.S. federal income tax purposes, and as a result, a portion of our net taxable income was allocable for U.S. federal income tax purposes to the non-controlling interest holders of Atlas Operating, who generally incurred U.S. federal, state and local income taxes on their share of such net taxable income, instead of Atlas Inc. Following the Up-C Simplification, all the interests of Atlas Operating are now held directly or indirectly by Atlas Inc., and Atlas Inc. is subject to U.S. federal income tax on all of Atlas Operating’s net taxable income at a blended statutory rate of approximately 22%.

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

Results of Operations

	For the Year Ended
	December 31,
	2025	2024	2023
	(In thousands)
Product revenue	$477,985	$515,434	$468,119
Service revenue	558,774	540,523	145,841
Rental revenue	58,551	—	—
Total revenue	1,095,310	1,055,957	613,960
Cost of sales (excluding depreciation, depletion and accretion expense)	784,495	725,196	260,396
Depreciation, depletion and accretion expense	160,148	98,747	39,798
Gross profit	150,667	232,014	313,766
Operating expenses:
Selling, general and administrative expense (including stock and unit-based compensation expense of $33,227, $22,381, and $7,409, respectively)	138,829	106,223	48,608
Credit loss expense	4,778	25	28
Amortization expense of acquired intangible assets	23,547	12,316	—
Change in fair value of contingent consideration	(3,360)	—	—
Loss on disposal of assets	—	19,672	—
Insurance recovery (gain)	(2,217)	(20,098)	—
Operating income (loss)	(10,910)	113,876	265,130
Interest (expense), net	(57,996)	(38,647)	(7,689)
Other income, net	727	551	430
Income (loss) before income taxes	(68,179)	75,780	257,871
Income tax expense (benefit)	(17,875)	15,836	31,378
Net income (loss)	$(50,304)	$59,944	$226,493

Year Ended December 31, 2025 Compared To Year Ended December 31, 2024

Product revenue. Product revenue decreased by $37.4 million to $478.0 million for the year ended December 31, 2025, as compared to $515.4 million for the year ended December 31, 2024. There was a decrease in proppant prices between the periods which contributed to a $91.9 million negative impact. This was offset by an increase in sales volume that contributed a $43.7 million positive impact and an increase in shortfall revenue that contributed a $10.8 million positive impact.

Service revenue. Services revenue, which includes freight for last-mile logistics services, increased by $18.3 million to $558.8 million for the year ended December 31, 2025, as compared to $540.5 million for the year ended December 31, 2024. The increase in logistics revenue was due to higher sales volumes shipped to last-mile logistics customers.

Rental revenue. Rental revenue is $58.5 million for the year ended December 31, 2025, due to the acquisition of Moser and the related revenue from leasing power equipment. There was no rental revenue for the year ended December 31, 2024.

Cost of sales (excluding depreciation, depletion and accretion expense). Cost of sales (excluding depreciation, depletion and accretion expense) increased by $59.3 million to $784.5 million for the year ended December 31, 2025, as compared to $725.2 million for the year ended December 31, 2024.

Cost of sales (excluding depreciation, depletion and accretion) related to product revenue increased by $9.8 million to $272.5 million for the year ended December 31, 2025, as compared to $262.7 million for the year ended December 31, 2024, due to increased volume production along with an increase in utility and payroll costs.

Cost of sales (excluding depreciation, depletion and accretion expense) related to services increased by $27.8 million to $490.3 million for the year ended December 31, 2025, as compared to $462.5 million for the year ended December 31, 2024. The increase was due to the higher sales volumes shipped to last-mile logistics customers during the period as well as increased production.

Cost of sales (excluding depreciation, depletion, and accretion expense) related to rentals is $21.7 million for the year ended December 31, 2025, due to the acquisition of Moser and the cost of sales associated with leasing power equipment. There was no cost of sales related to rentals for the year ended December 31, 2024.

Depreciation, depletion and accretion expense. Depreciation, depletion and accretion expense increased by $61.4 million to $160.1 million for the year ended December 31, 2025, as compared to $98.7 million for the year ended December 31, 2024. The increase in depreciation, depletion and accretion expense was due to additional depreciable assets placed into service when compared to the prior period as well as contribution from Moser.

Selling, general and administrative expense. Selling, general and administrative expense increased by $32.6 million to $138.8 million for the year ended December 31, 2025, as compared to $106.2 million for the year ended December 31, 2024. The increase is due to an increase of $10.8 million from stock-based compensation, an increase of $8.3 million in other corporate expenses, as well as $13.5 million contribution from Moser for the year ended December 31, 2025, compared to the year ended December 31, 2024.

Our selling, general and administrative expense includes the non-cash expense for stock-based compensation expense for equity awards granted to our employees. For the year ended December 31, 2025, stock-based compensation expense was $33.2 million, as compared to $22.4 million of stock-based compensation expense for the year ended December 31, 2024.

Credit loss expense. Credit loss expense is $4.8 million for the year ended December 31, 2025, as compared to de minimis credit loss expense for the year ended December 31, 2024, due to certain shortfall receivables. See Note 2 - Summary of Significant Accounting Policies - Accounts Receivable and Allowance for Credit Losses for more information.

Amortization expense of acquired intangible assets. Amortization expense of acquired intangible assets increased $11.2 million to $23.5 million for the year ended December 31, 2025, as compared to $12.3 million for the year ended December 31, 2024. The increase was primarily due to the amortization of intangibles associated with the Moser Acquisition. See Note 3 – Acquisitions - Moser Acquisition for more information.

Change in fair value of contingent consideration. Change in fair value of contingent consideration is a gain of $3.4 million for the year ended December 31, 2025 due to fair value adjustments. See Note 17 - Fair Value Measurements for more information. There was no change in fair value of contingent consideration for the year ended December 31, 2024.

Loss on disposal of assets. There was no loss on disposal of assets for the year ended December 31, 2025, as compared to $19.7 million loss on disposal of assets for the year ended December 31, 2024, due to $11.1 million disposal of certain assets associated with the mechanical fire at the Kermit facility and the $8.6 million disposal from the damaged dredge asset. See Note 6 - Property, Plant and Equipment, Net - Impairment or Disposal of Long-Lived Assets and Insurance Proceeds for more information.

Insurance recovery (gain). Insurance recovery decreased by $17.9 million to $2.2 million for the year ended December 31, 2025, as compared to $20.1 million for the year ended December 31, 2024. The Company had a $2.2 million insurance claim for the damaged dredge asset for the year ended December 31, 2025, as compared to the $20.1 million insurance claim associated with the mechanical fire for the year ended December 31, 2024. See Note 6 - Property, Plant and Equipment, Net - Impairment or Disposal of Long-Lived Assets and Insurance Proceeds for more information.

Interest (expense), net. Interest expense, net increased by $19.4 million to $58.0 million for the year ended December 31, 2025, as compared to $38.6 million for the year ended December 31, 2024. The increase is driven by the 2025 Term Loan Credit Facility and associated debt refinancing.

Income tax expense (benefit). Income tax expense (benefit) decreased by $33.7 million to $(17.9) million for the year ended December 31, 2025, as compared to $15.8 million for the year ended December 31, 2024. The decrease is primarily due to a decrease in income before income taxes.

Year Ended December 31, 2024 Compared To Year Ended December 31, 2023

Product revenue. Product revenue increased by $47.3 million to $515.4 million for the year ended December 31, 2024, as compared to $468.1 million for the year ended December 31, 2023. An increase in sales volume contributed to a $379.8 million positive impact and a decrease in proppant prices between the periods contributed to a $345.6 million negative impact. There was $13.1 million in shortfall revenue for the year ended December 31, 2024, as compared to no shortfall revenue for the year ended December 31, 2023.

Service revenue. Services revenue, which includes freight for last-mile logistics services, increased by $394.7 million to $540.5 million for the year ended December 31, 2024, as compared to $145.8 million for the year ended December 31, 2023. The increase in logistics revenue was due to higher sales volumes shipped to last-mile logistics customers.

Cost of sales (excluding depreciation, depletion and accretion expense). Cost of sales (excluding depreciation, depletion and accretion expense) increased by $464.8 million to $725.2 million for the year ended December 31, 2024, as compared to $260.4 million for the year ended December 31, 2023.

Cost of sales (excluding depreciation, depletion and accretion) related to product revenue increased by $130.9 million to $262.7 million for the year ended December 31, 2024, as compared to $131.8 million for the year ended December 31, 2023, due to increased production as well as $13.4 million of the cost related to additional temporary loadout equipment associated with the mechanical fire at the Kermit facility.

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

Amortization expense of acquired intangible assets. Amortization expense of acquired intangible assets is $12.3 million for the year ended December 31, 2024, due to the Hi-Crush Transaction. See Note 3 – Acquisitions - Hi-Crush Transaction for more information. There was no amortization expense of acquired intangible assets for the year ended December 31, 2023.

Loss on disposal of assets. Loss on disposal of assets is $19.7 million for the year ended December 31, 2024, due to $11.1 million disposal of certain assets associated with the mechanical fire at the Kermit facility and the $8.6 million disposal from the damaged dredge asset. See Note 6 - Property, Plant and Equipment, Net - Impairment or Disposal of Long-Lived Assets and Insurance Proceeds for more information. There was no loss on disposal of assets for the year ended December 31, 2023.

Insurance recovery (gain). Insurance recovery is $20.1 million for the year ended December 31, 2024, due to an insurance claim associated with the mechanical fire. See Note 6 - Property, Plant and Equipment, Net - Impairment or Disposal of Long-Lived Assets and Insurance Proceeds for more information. There was no insurance recovery for the year ended December 31, 2023.

Interest (expense), net. Interest expense, net increased by $30.9 million to $38.6 million for the year ended December 31, 2024, as compared to $7.7 million for the year ended December 31, 2023. The increase was driven by the acquisition financing for the Hi-Crush Transaction, consisting of the ADDT Loan, Deferred Cash Consideration Note, and 2023 ABL Credit Facility.

Income tax expense (benefit). Income tax expense decreased by $15.6 million to $15.8 million for the year ended December 31, 2024, as compared to $31.4 million for the year ended December 31, 2023. The decrease is primarily due to a decrease in income before income taxes.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity to date have been capital contributions from our owners, cash flows from operations, the Equity Offering, and borrowings under our previous term loan credit facilities, and our previous asset-based loan credit facilities. Going forward, we expect our primary sources of liquidity to be cash flows from operations, availability under our 2023 ABL Credit Facility as amended, funding under our Lease Documents or any other credit facility or lease agreements we enter into in the future and proceeds from any future issuances of debt or equity securities. We expect our primary use of capital will be used for investing in our business, specifically for acquisition of fit-for-purpose equipment used in our logistics platform, and power-related growth capital expenditures. In addition, we have routine facility upgrades and additional ancillary capital expenditures associated with, among other things, contractual obligations and working capital obligations.

As of December 31, 2025, we had working capital, defined as current assets less current liabilities, of $96.5 million, $67.9 million of availability under the 2023 ABL Credit Facility. Our cash and cash equivalents totaled $40.6 million.

Cash Flow

The following table summarizes our cash flow for the periods indicated:

	For the Year Ended
	December 31
	2025	2024	2023
	(In thousands)
Consolidated Statement of Cash Flow Data:
Net cash provided by operating activities	$117,346	$256,460	$299,027
Net cash used in investing activities	(344,825)	(512,708)	(365,486)
Net cash provided by financing activities	196,407	117,778	194,623
Net increase (decrease) in cash	$(31,072)	$(138,470)	$128,164

Year Ended December 31, 2025 Compared To The Year Ended December 31, 2024

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $117.3 million and $256.5 million for the years ended December 31, 2025 and 2024, respectively. Net income (loss) adjusted for non-cash items for the year ended December 31, 2025 resulted in a cash increase of $164.1 million compared with a cash increase of $233.9 million for the year ended December 31, 2024. This change was primarily due to lower earnings in 2025. Changes in net working capital for the year ended December 31, 2025 resulted in a cash decrease of $46.9 million compared with a cash increase of $22.5 million for the year ended December 31, 2024. This change was primarily due to a decrease in accounts payable and an increase in prepaid expenses and other current assets for the year ended December 31, 2025, when compared to the year ended December 31, 2024.

Net Cash Used in Investing Activities. Net cash used in investing activities was $344.8 million and $512.7 million for the years ended December 31, 2025 and 2024, respectively. The decrease in cash used is primarily attributable to less capital spending at the Kermit and Monahans facilities, OnCore distributed mining network, Dune Express and logistics assets during the year ended December 31, 2025, when compared to the year ended December 31, 2024. This was offset by a $50.7 million increase in acquisitions with Moser for the year ended December 31, 2025, when compared to Hi-Crush for the year ended December 31, 2024. Additionally, we collected $7.1 million less in insurance proceeds for the year ended December 31, 2025, when compared to the year ended December 31, 2024.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $196.4 million and $117.8 million for the years ended December 31, 2025 and 2024, respectively. This increase is primarily related to the proceeds from the Equity Offering for the year ended December 31, 2025, when compared to the year ended December 31, 2024. This increase was partially offset by payments on the Deferred Cash Consideration Note and the 2023 ABL Credit Facility for the year ended December 31, 2025, when compared to the year ended December 31, 2024.

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

We intend to fund our capital requirements through our primary sources of liquidity, which include cash on hand and cash flows from operations and, if needed, availability under our 2023 ABL Credit Facility and funding under our Lease Documents.

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

The 2025 Term Loan Credit Facility includes a discount of $20.2 million and de minimis deferred financing fees. As discussed below (2023 Term Loan Credit Facility), the 2025 Term Loan Credit Facility also includes previously unamortized debt discount and deferred financing fees of $7.7 million, associated with prior Stonebriar borrowings. These amounts are recorded as a direct reduction from the carrying amount of the debt obligation on the Company’s consolidated balance sheets and are amortized to interest expense using the effective interest method. Interest expense associated with the 2025 Term Loan Credit Facility was $43.6 million for the year ended December 31, 2025, and the interest expense associated with the discount and deferred financing costs was $2.9 million for the year ended December 31, 2025.

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

As of December 31, 2025, Atlas LLC was in compliance with the covenants of the 2025 Term Loan Credit Facility.

Deferred Cash Consideration Note

In accordance with the Hi-Crush Merger Agreement, the Company issued the Deferred Cash Consideration Note. The Deferred Cash Consideration Note was part of the consideration transferred and valued at fair value at the acquisition date. This amount is subject to adjustments as set forth in the Hi-Crush Merger Agreement. The Deferred Cash Consideration Note bears interest at a rate of 5.00% per annum if paid in cash, or 7.00% per annum if paid in kind. Interest on the Deferred Cash Consideration Note is payable quarterly in arrears beginning March 29, 2024 through maturity. Interest expense associated with the Deferred Cash Consideration Note was $1.1 million and $4.6 million for the years ended December 31, 2025 and 2024, respectively.

The Deferred Cash Consideration Note included $4.6 million of debt discount and approximately $0.1 million deferred financing costs. The discount and deferred financing costs are a direct reduction from the carrying amount of the debt obligation on the Company’s consolidated balance sheets and are amortized to interest expense using the effective interest method. Interest expense associated with the discount and deferred financing costs were approximately $2.5 million and $2.0 million in total for the years ended December 31, 2025 and 2024, respectively.

Atlas LLC’s obligations under the Deferred Cash Consideration Note are secured by certain of the assets acquired in connection with the Hi-Crush Transaction. The Deferred Cash Consideration Note is also unconditionally guaranteed by Atlas LLC on an unsecured basis.

Repayment of the Deferred Cash Consideration Note

In February 2025, the Company used a portion of the proceeds from the Equity Offering to repay $101.3 million of the outstanding principal balance of the Deferred Cash Consideration Note. The remaining $10.0 million of principal was paid at maturity.

2023 Term Loan Credit Facility

On July 31, 2023, Atlas LLC entered into the 2023 Term Loan Credit Agreement with Stonebriar, as administrative agent and initial lender, pursuant to which Stonebriar extended Atlas LLC a term loan credit facility comprising a $180.0 million Initial Term Loan that was made on July 31, 2023 and commitments to provide up to $100.0 million of the DDT Loan. Proceeds from the 2023 Term Loan Credit Facility were used to repay $133.4 million principal and accrued interest of the 2021 Term Loan Credit Facility, terminate $42.8 million of finance lease liabilities, as well as acquire $39.5 million of finance lease assets associated with certain equipment lease arrangements with Stonebriar. There was no gain or loss recognized as a result of this transaction.

The Initial Term Loan was payable in 84 consecutive monthly installments and a final payment of the remaining outstanding principal balance at maturity. The Initial Term Loan had a final maturity date of July 31, 2030 (the “Maturity Date”) and had interest at a rate equal to 9.50% per annum. Interest expense associated with the Initial Term Loan was $2.4 million, $17.1 million, and $7.1 million for the years ended December 31, 2025, 2024, and 2023, respectively, and the interest expense associated with the discount and deferred financing costs was $0.3 million, $1.3 million, and $0.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Each DDT Loan under the 2023 Term Loan Credit Facility was payable in equal monthly installments, with the monthly installments comprising 80% of the DDT Loan and a final payment of the remaining 20% of the outstanding principal balance due at maturity, unless earlier prepaid. The DDT Loan would bear interest at a rate equal to the applicable Term SOFR as of each Delayed Draw Funding Date (each as defined in the 2023 Term Loan Credit Agreement) plus 5.95% per annum. All monthly installments with respect to the Initial Term Loan and the DDT Loan payable on or prior to January 1, 2025 were interest only.

On November 8, 2024, the Company drew down $20.0 million of the available $100.0 million from Stonebriar under the DDT Loan with interest (computed on the basis of a 365-day year for the actual number of days elapsed) on the unpaid principal amount hereof from and including the date hereof until paid in full at the rate per annum equal to 10.58%. This DDT Loan was payable in 69 consecutive monthly installments commencing on December 1, 2024 and continuing on each Payment Day up to and including August 1, 2030 and then a final installment was also payable on August 1, 2030. The Company had interest expense of $0.3 million and $0.3 million, respectively for years ended December 31, 2025 and 2024. The DDT Loan included de minimis financing costs.

At any time prior to the Maturity Date, Atlas LLC could redeem loans outstanding under the 2023 Term Loan Credit Facility, in whole or in part, at a price equal to 100% of the principal amount being prepaid (the “Prepayment Amount”) plus a prepayment fee. The prepayment fee was equal to 8% of the Prepayment Amount for any prepayment that occurred on or prior to December 31, 2024, 4% of the Prepayment Amount for any prepayment that occurred after December 31, 2024 but on or prior to December 31, 2025, 3% of the Prepayment Amount for any prepayment that occurred after December 31, 2025 but on or prior to December 31, 2026 and 2% of the Prepayment Amount for any prepayment that occurred thereafter. Upon the maturity of the 2023 Term Loan Credit Facility, the entire unpaid principal amount of the loans outstanding thereunder, together with interest, fees and other amounts payable in connection with the facility, were to be immediately due and payable without further notice or demand.

Dividends and distributions to equity holders were permitted to be made pursuant to certain limited exceptions and baskets described in the 2023 Term Loan Credit Agreement and otherwise generally subject to certain restrictions set forth in the 2023 Term Loan Credit Agreement, including the requirements that (a) no Event of Default (as defined under the 2023 Term Loan Credit Agreement) had occurred and was continuing and (b) Atlas LLC maintained at least $30.0 million of Liquidity (as defined under the 2023 Term Loan Credit Agreement) pro forma for the Restricted Payment (as defined under the 2023 Term Loan Credit Agreement).

The 2023 Term Loan Credit Facility included certain non-financial covenants, including but not limited to restrictions on incurring additional debt and certain distributions. The 2023 Term Loan Credit Facility was subject to a maximum 4.0 to 1.0 Leverage Ratio (as defined in the 2023 Term Loan Credit Agreement) financial covenant. Such financial covenant was tested as of the last day of each fiscal quarter.

Proceeds from the 2023 Term Loan Credit Facility were used to repay outstanding indebtedness under our previous term loan facility, to repay obligations outstanding under certain equipment lease arrangements with Stonebriar and for general corporate purposes.

The 2023 Term Loan Credit Facility was unconditionally guaranteed, jointly and severally, by Atlas LLC and its subsidiaries and secured by substantially all of the assets of Atlas LLC and its subsidiaries. The 2023 Term Loan Credit Facility was unconditionally guaranteed on an unsecured basis by Atlas Energy Solutions Inc.

First Amendment to the 2023 Term Loan Credit Agreement

On February 26, 2024, the Company, Atlas LLC and certain other subsidiaries of the Company entered into the Term Loan Amendment, among Company, Atlas LLC, the lenders party thereto and Stonebriar, as administrative agent, which amends the 2023 Term Loan Credit Agreement.

The Term Loan Amendment provided an additional delayed draw term loan (the “ADDT Loan”) in the aggregate principal amount of $150.0 million with interest (computed on the basis of a 365-day year for the actual number of days elapsed) on the unpaid principal amount thereof from and including the date of the amendment until paid in full at the rate per annum equal to 10.86%. The ADDT Loan was payable in 76 consecutive monthly installments of combined principal and interest each in the amount of $2.7 million commencing April 1, 2024 and continuing up to and including August 1, 2030. There was interest expense of $2.0 million and $13.0 million for the years ended December 31, 2025 and 2024, respectively.

The ADDT Loan included $1.8 million of debt discount and $0.5 million in deferred financing costs. The discount and deferred financing costs are a direct reduction from the carrying amount of the debt obligation on the Company’s consolidated balance sheets and are amortized to interest expense using the effective interest method. Interest expense associated with the discount and deferred financing costs were $0.1 million and $0.4 million in total for the years ended December 31, 2025 and 2024, respectively.

Second Amendment to the 2023 Term Loan Credit Agreement

On January 27, 2025, the Company entered into the Second Term Loan Amendment to the 2023 Term Loan Credit Agreement, among the Company and certain of its subsidiaries as guarantors, Atlas LLC, as borrower, the lenders party thereto and Stonebriar, as administrative agent, which amends the 2023 Term Loan Credit Agreement.

The Second Term Loan Amendment increased the existing DDT Loan by an aggregate principal amount of $100.0 million (the “Acquisition Loan”) to a total of $200.0 million, with interest (computed on the basis of a 365-day year for the actual number of days elapsed) on the unpaid principal amount thereof from and including the date of the funding on the Acquisition Loan (“Funding Date”) until paid in full. The Acquisition Loan accrued interest at a rate equal to 5.95% plus the greater of (A) the Term SOFR and (B) 4.30%, as determined on the Funding Date the Acquisition Loan was payable in 60 consecutive monthly installments of combined principal and interest. In the event of a prepayment of the Acquisition Loan, Atlas LLC was required to pay, and we had agreed to guaranty payment by Atlas LLC of, a premium on such prepayment amount of (A) 4%, if prepaid on or prior to the first anniversary of the Funding Date, (B) 3% if prepaid after the first, but on or prior to the second, anniversary of the Funding Date and (C) 2% if paid after the second anniversary of the Funding Date.

Repayment of the 2023 Term Loan Credit Agreement

On February 21, 2025, Atlas LLC entered into the 2025 Term Loan Credit Agreement with Stonebriar, proceeds from which were used to repay $332.4 million of the remaining principal and $1.8 million of accrued interest of the Initial Term Loan, the DDT Loan, and the ADDT Loan. As this transaction was accounted for as a modification under ASC 470, “Debt,” these fees paid to the lender, as well as previously unamortized debt discount and deferred financing fees associated with the Initial Term Loan, the DDT Loan, and the ADDT Loan of $7.7 million were deferred and recorded as a direct reduction from the carrying amount of the debt obligation on the consolidated balance sheets. These deferred costs are amortized to interest expense using the effective interest method. In connection with this refinancing, on February 21, 2025, we incurred prepayment fees on the Initial Term Loan, the DDT Loan, and the ADDT Loan of $13.3 million. The Company recorded the prepayment fees as additional debt discount and amortizes the amount as an adjustment over the remaining term of the modified debt instrument.

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

Atlas LLC may also request swingline loans under the 2023 ABL Credit Agreement in an aggregate principal amount not to exceed $7.5 million. During the years ended December 31, 2025 and 2024, Atlas LLC had no outstanding swingline loans under the 2023 ABL Credit Facility.

Borrowings under the 2023 ABL Credit Facility bear interest, at Atlas LLC’s option, at either a base rate or Term SOFR (as defined in the 2023 ABL Credit Agreement), as applicable, plus an applicable margin based on average Availability as set forth in the 2023 ABL Credit Agreement. Term SOFR loans bear interest at Term SOFR for the applicable interest period plus an applicable margin, which ranges from 1.50% to 2.00% per annum based on average Availability as set forth in the 2023 ABL Credit Agreement. Base rate loans bear interest at the applicable base rate, plus an applicable margin, which ranges from 0.50% to 1.00% per annum based on average Availability as set forth in the 2023 ABL Credit Agreement. In addition to paying interest on outstanding principal under the 2023 ABL Credit Facility, Atlas LLC is required to pay a commitment fee which ranges from 0.375% per annum to 0.500% per annum with respect to the unutilized commitments under the 2023 ABL Credit Facility, based on the average utilization of the 2023 ABL Credit Facility. Atlas LLC is required to pay customary letter of credit fees, to the extent that one or more letter of credit is outstanding. For the years ended December 31, 2025, 2024, and 2023, we recognized $0.6 million, $0.4 million, and $0.3 million, respectively, of interest expense, unutilized commitment fees and other fees under the 2023 ABL Credit Facility, classified as interest expense. The 2023 ABL credit facility included $1.0 million in deferred financing costs that are recorded under other long-term assets on the consolidated balance sheets and are amortized on a straight-line basis over the life of the agreement.

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

On July 25, 2025, the Company drew down $25.0 million under the 2023 ABL Credit Facility to fund cash consideration for the PropFlow Acquisition. On October 30, 2025, the Company drew down $25.0 million under the 2023 ABL Credit Facility for general corporate purposes. The Company had interest expense of $1.6 million and $3.2 million for the years ended December 31, 2025 and 2024, respectively. The draw downs included $0.3 million in debt issuance costs and $0.5 million in deferred financing costs. These costs are recorded under other long-term assets on the consolidated balance sheets and are amortized on a straight-line basis over the life of the agreement. Interest expense associated with the amortization of debt issuance costs and deferred financing costs was $0.3 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively.

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

As of December 31, 2025, Atlas LLC had $50.0 million in outstanding borrowings and $0.3 million in outstanding letters of credit under the 2023 ABL Credit Facility. Additionally, as of December 31, 2025, the Borrowing Base was $118.2 million and Availability was $67.9 million.

The 2023 ABL Credit Facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of December 31, 2025, the Company was in compliance with the covenants under the 2023 ABL Credit Facility.

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

Fourth Amendment to the 2023 ABL Credit Agreement

On December 26, 2025, Atlas LLC and certain other subsidiaries of the Company entered into the Fourth ABL Amendment, among Atlas LLC, as the borrower, the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as the ABL Agent. The Fourth ABL Amendment amends that certain Loan, Security and Guaranty Agreement dated as of February 22, 2023, as amended.

The Fourth ABL Amendment permitted the Company to form Galt and to unconditionally guarantee Galt’s obligations under the Lease Agreement.

Master Lease Agreement and Interim Funding Agreement

On December 26, 2025, the Company entered into the Lease Agreement, by and between Galt, as lessee, and Stonebriar, as lessor, and the Interim Funding Agreement, by and between Galt and Stonebriar, pursuant to which Galt assigned the Reservation Agreement for the Equipment to Stonebriar and Stonebriar agreed to lease such power generation equipment back to Galt.

Pursuant to the Lease Documents, Stonebriar will make periodic advances up to $385.0 million and Galt will make payments to Stonebriar in two phases: (i) monthly rental payments in the amount of the unpaid balance of the aggregate amounts advanced by Stonebriar multiplied by a lease rate factor equal to a per annum rate equal to the sum of one-month SOFR plus 635 basis point and (ii) once Equipment (as defined in the Interim Funding Agreement) under the Reservation Agreement is delivered to and accepted by Galt, monthly rental payments in an amount set forth in the applicable Schedule (as defined in the Interim Funding Agreement) relating to such Equipment. The Lease Agreement provides that Galt may terminate the Lease Agreement (x) prior to the Term Expiration Date (as defined in the Lease Agreement) for an early termination price set forth on the Schedule for such Equipment or (y) on the Term Expiration Date as set forth on the Schedule for such Equipment, in each case, subject to certain terms and conditions described in the Lease Agreement. The obligations under the Lease Agreement are guaranteed on an unsecured basis by the Company.

Other Indebtedness

The Company has other indebtedness of $18.4 million and $4.1 million of equipment finance notes as of December 31, 2025 and 2024, respectively. There was $0.4 million and de minimis interest expense for the years ended December 31, 2025 and 2024, respectively. These equipment finance notes have terms ending in April 2026 through December 2032 and interest rates ranging from 2.24% to 10.89%.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of December 31, 2025, except for purchase commitments as disclosed below under Note 10 - Commitments and Contingencies of the Financial Statements included elsewhere in this Annual Report. As such, we are not materially exposed to any other financing, liquidity, market, or credit risk that could arise if we had engaged in such financing arrangements.

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

Business Combinations

We allocate the purchase price of any business we acquire to the identifiable assets acquired and liabilities assumed based on their estimated fair values. Any excess purchase price over the fair value of the net identifiable assets acquired is recorded as goodwill. We use all available information to estimate fair values, including quoted market prices, the carrying value of acquired assets and assumed liabilities and valuation techniques such as discounted cash flows, relief-from-royalty method, with or without method, multi-period excess earnings method, or cost to recreate method. We engage third-party appraisal firms to assist in the fair value determination of identifiable long-lived assets, identifiable intangible assets, as well as any contingent consideration that provides for additional consideration to be paid to the seller if certain future conditions are met. These estimates are reviewed during the measurement period and adjusted as soon as the necessary information becomes available but no later than one year from the acquisition date. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our financial condition or results of operations. The purchase price associated with business combinations can include a holdback liability. The holdback is subject to changes from estimated to actual net working capital amounts and other customary purchase price adjustments. The holdback amount is based on management’s best estimate and may be subject to further adjustments. This amount is recorded in other current liabilities on our consolidated balance sheets. For further discussion on our recently completed acquisitions, see Note 3 - Acquisitions, to the accompanying Financial Statements included elsewhere in this Annual Report.

Valuation of Goodwill and Acquired Intangible Assets

We assess our goodwill for impairment annually on October 1, or whenever events or circumstances indicate that the carrying amount of goodwill may not be recoverable. We determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value after considering qualitative, market and other factors. If it is necessary to perform the quantitative assessment to determine if our goodwill is impaired, the fair value is determined using significant unobservable inputs, or Level 3 in the fair value hierarchy. If the carrying amount exceeds the fair value, an impairment loss is recognized in the current period in an amount equal to the excess. The expected future cash flows used for impairment reviews and related fair value calculations are based on subjective, judgmental assessments of the discount rate, projected volumes of sand sold, and product revenue. The acquired definite-lived intangible assets are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For further discussion on goodwill impairment, see Note 4 - Goodwill and Acquired Intangible Assets, to the accompanying Financial Statements included elsewhere in this Annual Report.

Recent Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies in the notes to our Financial Statements for further discussion regarding recently issued accounting standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risks

The market for our services is indirectly exposed to fluctuations in the price of electricity and crude oil and natural gas, to the extent such fluctuations impact drilling and completion activity levels and thus impact the activity levels of our customers in the exploration and production and oilfield services industries. We do not currently intend to hedge our indirect exposure to commodity price risk.

Our natural gas purchases expose us to commodity price risk. Our facility operations require natural gas consumption for equipment used in the manufacturing of proppant. Pricing for natural gas has been volatile and unpredictable for several years, and this volatility is expected to continue in the future. The cost we pay for our natural gas depends on many factors outside of our control, such as the strength of the global economy and global supply and demand for the commodities we produce. To reduce the impact of fluctuations in natural gas prices on our operational costs, we periodically enter into commodity derivative contracts with respect to certain of our forecasted natural gas usage through various transactions that reduce the impact of price volatility. For the years ended December 31, 2025 and 2024, we did not have derivatives. In the future, we will consider entering into such transactions to reduce the impact of commodity price volatility on our cash flow from operations.

Interest Rate Risks

We are subject to interest rate risk on a portion of our long-term debt under the 2023 ABL Credit Facility. The amounts owed under our 2023 ABL Credit Facility use SOFR as a benchmark for establishing the rate at which interest accrues. As of December 31, 2025, we had $50.0 million of debt outstanding under the 2023 ABL Credit Facility. The applicable margin on the borrowing ranges from 0.25% to 1.75% plus the base rate of three month SOFR plus an adjustment that ranges from 0.00% to 0.10%. If interest rates increase significantly in the future, our exposure to interest rate risk will increase. As of December 31, 2025, a hypothetical 1.0% increase or decrease in interest rates would increase or decrease our annual interest expense under the 2023 ABL Credit Facility by approximately $0.2 million. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

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

The demand for power generation is largely based on expected future demand from several traditional and emerging sources, including data centers and other technology sector requirements and applications, re-shoring of manufacturing in the U.S., the electrification of industry more broadly, and other demand drivers. Various factors, including, but not limited to, unfavorable macroeconomic conditions, advancements in energy efficiency or increases in supply, or advances in technology, could result in lower-than-expected electricity demand and unfavorable market conditions for our business.

Credit Risks

We are subject to risks of loss resulting from nonpayment or nonperformance by our customers. We examine the creditworthiness of third-party customers to whom we extend credit and manage our exposure to credit risk through credit analysis, credit approval, credit limits and monitoring procedures, and for certain transactions, we may request letters of credit, prepayments or guarantees, although collateral is generally not required. For the year ended December 31, 2025, we had 94 customers, of which 12 were investment grade. For the year ended December 31, 2024, we had 49 customers, of which 10 were investment grade. For the year ended December 31, 2023, we had 33 customers, of which six were investment grade. We perform ongoing credit evaluations of our customers and provide allowances for probable credit losses when necessary.

We recognized credit loss expense of $4.8 million for the year ended December 31, 2025. A dispute with a counterparty accounted for $4.1 million of the credit loss expense. We recognized de minimis credit loss expense for the years ended December 31, 2024 and 2023. See Note 2 – Summary of Significant Accounting Policies of the Financial Statements included elsewhere in this Annual Report for additional information. As of December 31, 2025 and 2024, we had $4.6 million and $0.3 million in allowance for credit losses, respectively.

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

Item 8. Financial Statements and Supplementary Data.

The following Consolidated Financial Statements are filed as part of this Annual Report:

Atlas Energy Solutions Inc.

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 42)	F-2
Consolidated Balance Sheets as of December 31, 2025 and 2024	F-4
Consolidated Statements of Operations for the Years ended December 31, 2025, 2024 and 2023	F-5
Consolidated Statements of Stockholders' and Members' Equity and Redeemable Noncontrolling Interest for the Years ended December 31, 2025, 2024 and 2023	F-6
Consolidated Statements of Cash Flows for the Years ended December 31, 2025, 2024 and 2023	F-7
Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Atlas Energy Solutions Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Atlas Energy Solutions Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders' and members' equity and redeemable noncontrolling interest and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Business Combinations

Description of the Matter

As disclosed in Note 3 of the consolidated financial statements, the Company completed the acquisition of Moser Acquisition, Inc. during 2025 for total consideration of $221.4 million. The transaction was accounted for as a business combination.

Auditing the Company's accounting for its acquisition of Moser Acquisition, Inc. was complex due to the significant estimation required by management to determine the fair value of the customer relationships intangible asset acquired. The Company used the income approach in estimating the initial fair value of the acquired customer relationships intangible asset. The customer relationships intangible asset was valued using a discounted cash flow model that incorporated various estimates and assumptions, the most significant of which was the customer retention factor. There was a high degree of subjective auditor judgment in evaluating this assumption used in the income approach as changes to the assumption used could have a significant effect on the determination of the initial fair value. The customer retention factor is forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls that address the risks of material misstatement related to the Company's accounting for business combinations, including controls over the assumptions identified above.

To test the estimated fair value of the customer relationships intangible asset, we performed audit procedures that included, among others, evaluating the Company's use of the income approach and testing the assumption discussed above and the completeness and accuracy of the underlying data used by the Company in its analysis. In addition, we assessed the reasonableness of the customer retention factor by identifying and evaluating corroborative and contrary evidence. We involved our valuation specialists to assist in evaluating the appropriateness of the valuation method and the reasonableness of the key assumption discussed above.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Austin, Texas

February 24, 2026

Atlas Energy Solutions Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2025	December 31, 2024

Assets
Current assets:
Cash and cash equivalents	$40,632	$71,704
Accounts receivable, net	180,711	165,967
Accounts receivable - related parties	72	—
Inventories	13,616	17,302
Spare part inventories, net	48,110	23,248
Prepaid expenses and other current assets	24,373	11,197
Total current assets	307,514	289,418
Property, plant and equipment, net	1,540,813	1,486,246
Operating lease right-of-use assets	10,702	13,632
Finance lease right-of-use assets	33,081	5,034
Goodwill	152,903	68,999
Intangible assets, net	182,238	105,867
Other long-term assets	1,177	3,456
Total assets	$2,228,428	$1,972,652
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$69,166	$119,018
Accounts payable - related parties	37	226
Accrued liabilities	84,611	60,294
Current portion of long-term debt	40,681	43,736
Current portion of operating lease liabilities	347	6,622
Current portion of finance lease liabilities	6,427	2,811
Current portion of deferred revenue	1,404	7,755
Other current liabilities	8,391	2,603
Total current liabilities	211,064	243,065
Long-term debt, net of discount and deferred financing costs	538,240	466,989
Deferred tax liabilities	221,622	206,872
Operating lease liabilities	11,138	7,454
Finance lease liabilities	24,969	2,483
Asset retirement obligation	6,933	7,040
Other long-term liabilities	5,538	2,193
Total liabilities	1,019,504	936,096
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 500,000,000 authorized; no shares issued and outstanding as of December 31, 2025 and 2024.	—	—
Common Stock, $0.01 par value, 1,500,000,000 shares authorized, 124,111,436 shares and 110,217,322 shares issued and outstanding as of December 31, 2025 and 2024, respectively.	1,241	1,102
Additional paid-in-capital	1,257,987	1,035,454
Accumulated deficit	(50,304)	—
Total stockholders’ equity	1,208,924	1,036,556
Total liabilities and stockholders’ equity	$2,228,428	$1,972,652

The accompanying notes are an integral part of these consolidated financial statements.

Atlas Energy Solutions Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Product revenue	$477,985	$515,434	$468,119
Service revenue	558,774	540,523	145,841
Rental revenue	58,551	—	—
Total revenue	1,095,310	1,055,957	613,960
Cost of sales (excluding depreciation, depletion and accretion expense)	784,495	725,196	260,396
Depreciation, depletion and accretion expense	160,148	98,747	39,798
Gross profit	150,667	232,014	313,766
Selling, general and administrative expense (including stock and unit-based compensation expense of $33,227, $22,381, and $7,409, respectively)	138,829	106,223	48,608
Credit loss expense	4,778	25	28
Amortization expense of acquired intangible assets	23,547	12,316	—
Change in fair value of contingent consideration	(3,360)	—	—
Loss on disposal of assets	—	19,672	—
Insurance recovery (gain)	(2,217)	(20,098)	—
Operating income (loss)	(10,910)	113,876	265,130
Interest (expense), net	(57,996)	(38,647)	(7,689)
Other income, net	727	551	430
Income (loss) before income taxes	(68,179)	75,780	257,871
Income tax expense (benefit)	(17,875)	15,836	31,378
Net income (loss)	$(50,304)	$59,944	$226,493
Less: Pre-IPO net income attributable to Atlas Sand Company, LLC			54,561
Less: Net income attributable to redeemable noncontrolling interest			66,503
Net income (loss) attributable to Atlas Energy Solutions, Inc.	$(50,304)	$59,944	$105,429

Net income (loss) per common share
Basic	$(0.41)	$0.55	$1.50
Diluted	$(0.41)	$0.55	$1.48

Basic	122,435	108,235	70,450
Diluted	122,435	109,176	71,035

The accompanying notes are an integral part of these consolidated financial statements.

Atlas Energy Solutions Inc.

Consolidated Statements of Stockholders' and Members' Equity and Redeemable Noncontrolling Interest

(in thousands, except per share data)

	Redeemable	Members'	Old Atlas		Old Atlas		New Atlas				Stockholders'
	Noncontrolling	Equity	Class A		Class B		Common Stock		Additional	Retained Earnings	and Members'
	Interest	Value	Shares	Value	Shares	Value	Shares	Value	Paid-In-Capital	(Accumulated Deficit)	Equity
Balance at December 31, 2022	$—	$511,357	—	$—	—	$—	—	$—	$—	$—	$511,357
Member distributions prior to IPO	—	(15,000)	—	—	—	—	—	—	—	—	(15,000)
Net income prior to IPO and Reorganization	—	54,561	—	—	—	—	—	—	—	—	54,561
Effect of Reorganization and reclassification to redeemable noncontrolling interest (Note 1)	771,345	(550,918)	39,148	391	42,852	429	—	—	(221,247)	—	(771,345)
Issuance of Common Stock in IPO, net of offering costs	—	—	18,000	180	—	—	—	—	291,056	—	291,236
Deferred tax liability arising from the IPO	—	—	—	—	—	—	—	—	(27,537)	—	(27,537)
Deferred tax liability arising from Up-C Simplification	—	—	—	—	—	—	—	—	(62,708)	—	(62,708)
Stock-based compensation	—	—	—	—	—	—	—	—	7,039	—	7,039
Net income after IPO and Reorganization	66,503	—	—	—	—	—	—	—	—	105,429	105,429
$0.55/share dividend and unit distribution	(14,998)	—	—	—	—	—	—	—	(20,005)	(20,002)	(40,007)
Dividend equivalent rights ($0.55 per share)	—	—	—	—	—	—	—	—	(421)	(296)	(717)
Other distributions to redeemable non-controlling interest unitholders	(7,158)	—	—	—	—	—	—	—	—	—	—
Redemption of operating units of Atlas Sand Operating, LLC for Old Atlas Class A Common Stock	(13,640)	—	594	6	(594)	(6)	—	—	13,640	—	13,640
Deferred tax liability arising from the redemption of operating units of Atlas Sand Operating, LLC for Old Atlas Class A Common Stock	—	—	—	—	—	—	—	—	(176)	—	(176)
Issuance of Common Stock upon vesting of RSUs, net of shares withheld for income taxes	—	—	25	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interest to redemption amount	185,412	—	—	—	—	—	—	—	(59,026)	(126,386)	(185,412)
Effects of Up-C Simplification	(987,464)	—	(57,767)	(577)	(42,258)	(423)	100,026	1,000	987,464	—	987,464
Balance at December 31, 2023	$—	$—	—	$—	—	$—	100,026	$1,000	$908,079	$(41,255)	$867,824
Net Income	—	—	—	—	—	—	—	—	—	59,944	59,944
$0.90/share dividend	—	—	—	—	—	—	—	—	(78,206)	(18,689)	(96,895)
Dividend equivalent rights ($0.90 per share)	—	—	—	—	—	—	—	—	(2,427)	—	(2,427)
Stock-based compensation	—	—	—	—	—	—	—	—	22,381	—	22,381
Issuance of Common Stock upon vesting of RSUs, net of shares withheld for income taxes	—	—	—	—	—	—	480	5	(2,072)	—	(2,067)
Deferred tax liability arising from Up-C Simplification	—	—	—	—	—	—	—	—	(1,286)	—	(1,286)
Equity issued in connection with Hi-Crush Transaction	—	—	—	—	—	—	9,711	97	188,985	—	189,082
Balance at December 31, 2024	$—	$—	—	$—	—	$—	110,217	$1,102	$1,035,454	$—	$1,036,556
Net loss	—	—	—	—	—	—	—	—	—	(50,304)	(50,304)
$0.75/share dividend	—	—	—	—	—	—	—	—	(92,281)	—	(92,281)
Dividend equivalent rights ($0.75 per share)	—	—	—	—	—	—	—	—	(2,509)	—	(2,509)
Stock-based compensation	—	—	—	—	—	—	—	—	33,227	—	33,227
Repurchases of Common Stock under share repurchase program	—	—	—	—	—	—	(16)	—	(200)	—	(200)
Issuance of Common Stock upon vesting of RSUs, net of shares withheld for income taxes	—	—	—	—	—	—	754	7	(2,546)	—	(2,539)
Issuance of Common Stock from equity offering, net of issuance costs	—	—	—	—	—	—	11,500	115	252,955	—	253,070
Equity issued in connection with Moser Acquisition	—	—	—	—	—	—	1,656	17	33,887	—	33,904
Balance at December 31, 2025	$—	$—	—	$—	—	$—	124,111	$1,241	$1,257,987	$(50,304)	$1,208,924

The accompanying notes are an integral part of these consolidated financial statements.

Atlas Energy Solutions Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities:
Net income (loss)	$(50,304)	$59,944	$226,493
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and accretion expense	165,459	102,207	41,634
Amortization expense of acquired intangible assets	23,547	12,316	—
Amortization of debt discount	5,712	3,573	761
Amortization of deferred financing costs	403	435	337
Change in fair value of contingent consideration	(3,360)	—	—
Loss on disposal of assets	—	19,672	—
Stock and unit-based compensation	33,227	22,381	7,409
Deferred income tax	(17,495)	15,002	29,201
Credit loss expense	4,778	25	28
Other	2,197	(1,618)	111
Changes in operating assets and liabilities:
Accounts receivable	(10,825)	(13,105)	2,172
Accounts receivable - related party	(72)	—	868
Inventories	3,686	(6,618)	(835)
Spare part inventories	(15,531)	(4,739)	(4,639)
Prepaid expenses and other current assets	(14,715)	6,468	(9,959)
Other long-term assets	2,238	(644)	(1,450)
Accounts payable	(25,087)	22,854	5,198
Accounts payable - related parties	(204)	(51)	123
Deferred revenue	(7,274)	(2,468)	—
Accrued liabilities and other liabilities	20,966	20,826	1,575
Net cash provided by operating activities	117,346	256,460	299,027
Investing activities:
Purchases of property, plant and equipment	(148,271)	(373,983)	(365,486)
Acquisitions, net of cash acquired	(204,169)	(153,425)	—
Proceeds from insurance recovery	7,615	14,700	—
Net cash used in investing activities	(344,825)	(512,708)	(365,486)
Financing Activities:
Proceeds from equity offering, net of issuance costs	253,070	—	—
Proceeds from term loan borrowing	186,805	168,500	—
Proceeds from ABL credit facility	50,000	70,000	—
Principal payments on term loan borrowings	(17,461)	(14,383)	(16,573)
Payment on ABL credit facility	(70,000)	—	—
Payment on Deferred Cash Consideration Note	(101,252)	—	—
Issuance costs associated with debt financing	(281)	(1,189)	(4,397)
Payments under finance leases	(3,972)	(2,625)	(2,001)
Repayment of equipment finance notes	(5,475)	(3,563)	—
Dividends and distributions	(92,281)	(96,895)	(62,163)
Taxes withheld on vesting RSUs	(2,546)	(2,067)	—
Repurchases of Common Stock under share repurchase program	(200)	—	—
Net proceeds from IPO	—	—	303,426
Payment of offering costs	—	—	(6,020)
Member distributions prior to IPO	—	—	(15,000)
Prepayment fee on 2021 Term Loan Credit Facility	—	—	(2,649)
Net cash provided by financing activities	196,407	117,778	194,623
Net increase (decrease) in cash and cash equivalents	(31,072)	(138,470)	128,164
Cash and cash equivalents, beginning of period	71,704	210,174	82,010
Cash and cash equivalents, end of period	$40,632	$71,704	$210,174
Supplemental cash flow information
Cash paid during the period for:
Interest	$48,765	$38,469	$15,210
Taxes (net of refunds)	$914	$2,275	$11,403
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment in accounts payable and accrued liabilities	$8,359	$37,294	$44,381
Acquisition consideration, equity issuance	$33,904	$189,082	$—
Contingent consideration	$1,890	$—	$—
Equipment assets acquired through debt	$19,800	$5,455	$—
Hi-Crush acquisition consideration, Deferred Cash Consideration Note	$—	$106,613	$—
Redeemable noncontrolling interest cumulative adjustment to redemption value	$—	$—	$185,412
Finance lease assets acquired through debt	$—	$—	$39,454
Finance lease liabilities converted to debt	$—	$—	$42,795

The accompanying notes are an integral part of these consolidated financial statements.

Atlas Energy Solutions Inc.

Notes to Consolidated Financial Statements

Note 1 – Business and Organization

Atlas Energy Solutions Inc., a Delaware corporation (f/k/a New Atlas HoldCo. Inc.) (“New Atlas” and together with its subsidiaries “we,” “us,” “our,” or the “Company”), was formed on June 28, 2023, pursuant to the laws of the State of Delaware, and is the successor to AESI Holdings Inc. (f/k/a Atlas Energy Solutions Inc.), a Delaware corporation (“Old Atlas”). New Atlas is a holding company and the ultimate parent company of Atlas Sand Company, LLC (“Atlas LLC”), a Delaware limited liability company formed in 2017, and Galt Power Solutions LLC (“Galt”), a Texas limited liability company formed in 2025. The Company has two segments, the sand and logistics segment and the power segment.

Sand and Logistics

The Company is a producer of high-quality, locally sourced 100 mesh and 40/70 sand used as a proppant during the well completion process. Proppant is necessary to facilitate the recovery of hydrocarbons from oil and natural gas wells. One hundred percent of Atlas LLC’s sand reserves are located in Texas within the Permian Basin and operations consist of proppant production and processing facilities, including four facilities near Kermit, Texas (together, the “Kermit facilities”), a fifth facility near Monahans, Texas (the “Monahans facility”), and the OnCore distributed mining network. We sell products and services primarily to oil and natural gas exploration and production companies and oilfield services companies primarily under supply agreements and also through spot sales on the open market. We operate a differentiated logistics platform that is designed to increase the efficiency, safety and sustainability of the oil and natural gas industry primarily within the Permian Basin. This includes our fleet of fit-for-purpose trucks, trailers, wellsite equipment, and the Dune Express, an overland conveyor infrastructure solution.

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

The foregoing description of the Moser Acquisition and the Moser Purchase Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Moser Purchase Agreement, a copy of which is filed as Exhibit 2.4 to this Annual Report.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements (the “Financial Statements”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”). All adjustments necessary for a fair presentation of the Financial Statements have been included. Such adjustments are of a normal, recurring nature. These Financial Statements include the accounts of New Atlas, Old Atlas, Atlas Sand Operating, LLC, a Delaware limited liability company, Galt, Atlas LLC, and Atlas LLC’s wholly-owned subsidiaries: Atlas Sand Employee Company, LLC; Atlas Sand Construction, LLC; OLC Kermit, LLC; OLC Monahans, LLC; Fountainhead Logistics, LLC; Fountainhead Transportation Services, LLC; Fountainhead Equipment Leasing, LLC; Wyatt Holdings, LLC; and Wyatt Operating, LLC.

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

Business Combination

Business combinations are accounted for using the acquisition method of accounting in accordance with the Accounting Standards Codification (“ASC”) 805, “Business Combinations.” The purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. Fair value of the acquired assets and liabilities is measured in accordance with the guidance of ASC 820, “Fair Value Measurement.” Any excess purchase price over the fair value of the net identifiable assets acquired is recorded as goodwill. Any acquisition-related costs incurred by the Company are expensed as incurred. Operating results of an acquired business are included in the Company’s results of operations from the date of acquisition. We use all available information to estimate fair values, including quoted market prices, the carrying value of acquired assets and assumed liabilities and valuation techniques such as discounted cash flows, relief-from-royalty (“RFR”) method, with or without method, multi-period excess earnings method (“MPEEM”), or cost to recreate method. We engage third-party appraisal firms to assist in the fair value determination of identifiable long-lived assets, identifiable intangible assets, as well as any contingent consideration that provides for additional consideration to be paid to the seller if certain future conditions are met. These estimates are reviewed during the 12-month measurement period and adjusted as soon as the necessary information becomes available but no later than one year from the acquisition date. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our financial condition or results of operations. The purchase price associated with business combinations can include a holdback liability. The holdback is subject to changes from estimated to actual net working capital amounts and other customary purchase price adjustments. The holdback amount is based on management’s best estimate and may be subject to further adjustments. This amount is recorded in other current liabilities on our consolidated balance sheets.

Since the closing date of the acquisitions, the acquired companies have adopted all of the Company’s accounting policies.

Cash and Cash Equivalents

Cash and cash equivalents consist of all highly liquid investments that are readily convertible into cash and have original maturities of three months or less when purchased. As of December 31, 2025, we have deposits of $5.0 million in an Insured Cash Sweep (“ICS”) Deposit Placement Agreement within IntraFi Network LLC facilitated by our bank. The ICS program provides the Company with access to FDIC insurance for our total cash held within the ICS. We place our remaining cash deposits with high-credit-quality financial institutions. At times, a portion of our cash may be uninsured or in deposit accounts that exceed or are not covered under the Federal Deposit Insurance Corporation limit.

Concentrations of Credit Risk

Throughout 2025 and 2024, the Company has maintained cash balances on deposit and time deposits with financial institutions in excess of federally insured amounts; however, all these financial institutions hold an investment-grade rating by one or more major rating agencies.

We earn revenue primarily from oil and natural gas exploration and production companies and oilfield services companies, this industry concentration has the potential to impact our overall exposure to market and credit risks, either positively or negatively, in that our customers could be affected by similar changes in economic, industry or other conditions. However, we believe that the credit risk posed by this industry concentration is offset by the creditworthiness of our customer base. For the year ended December 31, 2025, four customers comprised 16.0%, 15.6%, 11.7%, and 11.2% of the Company’s total revenue. For the sand and logistics segment, four customers comprised 15.0%, 15.6%, 11.7%, and 11.2% of the Company’s total revenue for the year ended December 31, 2025. There were no customers in the Power segment over 10% of the Company’s total revenue for the year ended December 31, 2025. For the year ended December 31, 2024, three customers comprised 14.1%, 13.7%, and 12.7% of the Company’s total revenue, all attributable to the sand and logistics segment. For the year ended December 31, 2023, two customers comprised 25.3% and 10.4% of the Company’s total revenue, all attributable to the sand and logistics segment.

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

General Receivables

General receivables result from fulfilling a performance obligation associated with a customer contract. General receivables were $120.6 million and $105.1 million for the year ended December 31, 2025 and 2024, respectively, for amounts invoiced with customers. We recognized credit loss expense of $0.7 million for the year ended December 31, 2025. We recognized de minimis credit loss expense for both years ended December 31, 2024 and 2023. On the consolidated statement of operations, for the year ended December 31, 2024 and 2023, credit loss expense was reclassified out of selling, general and administrative expense to credit loss expense for comparable presentation with the current period. On the consolidated statement of cash flows for the year ended December 31, 2024 and 2023, credit loss expense was reclassified out of other to credit loss expense within the operating activities for comparable presentation with the current period.

Shortfall Receivables

Shortfall receivables result when a customer does not meet the minimum purchases over a period of time defined in the applicable contract. Shortfall receivables were $34.2 million and $10.3 million for years ended December 31, 2025 and 2024 for amounts invoiced with customers. We recognized credit loss expense of $4.1 million for the year ended December 31, 2025, due to a dispute with a counterparty that was estimated using the discounted cash flows methodology. We did not have credit loss expense for the years ended December 31, 2024 and 2023.

As of December 31, 2025 and December 31, 2024, we had $4.6 million and $0.3 million in allowance for credit losses, respectively. Allowance for credit losses is included in accounts receivable on the consolidated balance sheets.

As of December 31, 2025, three customers represented 20.9%, 17.3%, and 10.0% of the Company’s outstanding accounts receivable trade balance. As of December 31, 2024, two customers represented 22.2% and 11.2% of the Company’s outstanding accounts receivable trade balance.

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

Spare Part Inventories

Spare part inventories include critical spares, materials and supplies used in the sand and logistics segment along with equipment parts used in the power segment. Spare part inventories are valued at the lower of cost or net realizable value. Cost is determined using either the weighted average cost method or the first-in, first-out (“FIFO”) method. For years ended December 31, 2025 and 2024, there was $2.9 million and $0.7 million, respectively, in spare parts inventory reserve.

Prepaid Expenses and Other Current Assets

Prepaid expenses consist primarily of prepaid federal tax payments, prepaid software fees, prepaid rent, prepaid lease payments, insurance, trade show fees and sales events. These expenses are recognized over the contract period as events occur or when the future benefit is realized. As of December 31, 2025 and 2024, prepaid expenses were $23.9 million and $10.8 million, respectively. Other current assets consist of certain short-term supplier deposits for leased equipment, which were $0.4 million and $0.4 million as of December 31, 2025 and 2024, respectively.

Goodwill and Acquired Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill is not amortized, but is reviewed for impairment annually on October 1, or more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable. Judgments regarding indicators of potential impairment are based on market conditions and operational performance of our business. We determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value after considering qualitative, market and other factors. If it is necessary to perform the quantitative assessment to determine if our goodwill is impaired, the fair value is determined using significant unobservable inputs, or Level 3 in the fair value hierarchy. The expected future cash flows used for impairment reviews and related fair value calculations are based on subjective, judgmental assessments of the discount rate, projected volumes of sand sold, and product revenue. If the carrying amount exceeds the fair value, an impairment loss is recognized in the current period in an amount equal to the excess.

The Company amortizes the cost of definite-lived intangible assets on a straight-line basis over their estimated useful lives of 2 to 10 years. These assets are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the definite-lived intangible assets may not be recoverable.

Other Intangible Assets

Other intangible assets consist of internal-use software. The Company applies the provisions of ASC 350, “Intangibles-Goodwill and Other.” Costs associated with the acquisition of an internal-use software are capitalized when incurred and amortized over the estimated useful life of the license or application, which is generally 1 to 5 years. As of December 31, 2025 and 2024, the balance of other intangible assets was $5.4 million and $3.1 million, respectively.

Amortization associated with the other intangibles was $1.1 million, $0.6 million, and $0.3 million for the years ended December 31, 2025, 2024, and 2023, respectively. The amortization expense is recorded in depreciation, depletion and accretion expense in the consolidated statements of operations and consolidated statements of cash flows.

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

The estimated liability is based on third-party estimates of costs to abandon, including estimated economic lives and external estimates as to the cost to bring the land to a state required by the lease agreements. The Company utilized a discounted rate reflecting management’s best estimate of the credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in the estimated costs, changes in the economic life or if federal or state regulators enact new requirements regarding the abandonment. Accretion expense was $0.7 million, $0.7 million, and $0.1 million for the years ended December 31, 2025, 2024, and 2023, respectively. Accretion is recorded on the consolidated statement of operations in depreciation, depletion and accretion expense. The current portion of the asset retirement obligation, $2.3 million and $0.8 million, respectively, is recorded within other current liabilities and the long-term portion, $6.9 million and $7.0 million, respectively, is recorded within asset retirement obligations on the Company's consolidated balance sheets for the years ended December 31, 2025 and December 31, 2024.

Changes in the asset retirement obligations are as follows (in thousands):

	December 31,
	2025	2024
Beginning Balance	$7,817	$2,705
Revision of estimates	2,106	(1,213)
Additions to liabilities	—	6,743
Accretion expense	709	661
Settlements	(1,407)	(1,079)
Ending Balance	$9,225	$7,817

Deferred Debt Discount and Financing Costs

We defer costs directly associated with acquiring third-party financing, primarily loan origination costs and related professional expenses. Deferred financing costs associated with the 2025 Term Loan Credit Facility (as defined in Note 9 - Debt), Deferred Cash Consideration Note (as defined in Note 9 - Debt), ADDT Loan (as defined in Note 9 - Debt), and the 2023 Term Loan Credit Facility (as defined in Note 8 - Leases), are deferred and amortized using the effective interest rate method over the life of the associated third-party debt financing and reflected as a direct deduction from the carrying amount of the related debt obligation on the Company’s consolidated balance sheets.

Deferred financing costs and debt issuance costs associated with the 2023 ABL Credit Facility (as defined in Note 9 - Debt) are recorded under other long-term assets on the consolidated balance sheets and are amortized on a straight-line basis over the life of the agreement.

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

As of the dates indicated, the Company’s debt consisted of the following (in thousands):

	At December 31, 2025		At December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value	Valuation Technique
Financial liabilities
Outstanding principal amount of the 2025 Term Loan Credit Facility	$500,761	$590,526	$—	$—	Level 2 – Market Approach
Outstanding principal amount of the of the Deferred Cash Consideration Note	$9,777	$9,985	$108,519	$110,598	Level 2 – Market Approach
Outstanding principal amount of the 2023 ABL Credit Facility	$50,000	$50,000	$70,000	$70,000	Level 1 – Quoted Prices
Outstanding amount of the other indebtedness	$18,383	$18,383	$4,058	$4,058	Level 1 – Quoted Prices
Outstanding principal amount of the Initial Term Loan under the 2023 Term Loan Credit Facility	$—	$—	$174,141	$193,523	Level 2 – Market Approach
Outstanding principal amount of the ADDT Loan	$—	$—	$134,013	$149,266	Level 2 – Market Approach
Outstanding principal amount of the DDT Loan under the 2023 Term Loan Credit Facility	$—	$—	$19,994	$22,145	Level 2 – Market Approach

•
Our 2025 Term Loan Credit Facility (defined in Note 9 - Debt) with Stonebriar Commercial Finance LLC (“Stonebriar”), pursuant to which Stonebriar extended a $540.0 million single advance term loan, bears interest at a rate equal to 9.51% per annum. The loan is payable in eighty-five consecutive monthly installments, consisting of forty-eight monthly installments of combined principal and interest, thirty-six installments of interest only payments, and a final payment of the remaining outstanding principal balance at maturity. As of December 31, 2025, the fair value of debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments. These inputs are not quoted prices in active markets, but they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs.
•
The Deferred Cash Consideration Note (defined in Note 9 - Debt) entered into in connection with the Hi-Crush Transaction was recorded at fair value as of the acquisition date. As of December 31, 2025 and December 31, 2024, the fair value of debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments. These inputs are not quoted prices in active markets, but they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs.
•
The carrying amount of the Company’s 2023 ABL Credit Facility (defined in Note 9 - Debt) approximated fair value as it bears interest at variable rates over the term of the loan. Therefore, we have classified this long-term debt as Level 1 of the fair value hierarchy.

•
We believe the fair value of our other indebtedness approximates the carrying value. This balance is comprised of equipment financing agreements. We considered the rates entered into for 2025 equipment financing agreements for the same equipment. Therefore we have classified this debt as Level 1 of the fair value hierarchy.
•
Our Initial Term Loan under the 2023 Term Loan Credit Facility (defined in Note 9 - Debt) with Stonebriar, pursuant to which Stonebriar extended a $180.0 million single advance seven-year term loan credit facility that bears interest at a fixed rate of 9.50%, where its fair value will fluctuate based on changes in interest rates and credit quality. As of December 31, 2024, the fair value of debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments. These inputs are not quoted prices in active markets, but they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs.
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
•
Our DDT Loan under the 2023 Term Loan Credit Facility (defined in Note 9 - Debt) with Stonebriar in the aggregate principal amount of $20.0 million, payable in 69 consecutive monthly installments, bears interest at a fixed rate of 10.58%, where its fair value will fluctuate based on changes in interest rates and credit quality. As of December 31, 2024, the fair value of debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments. These inputs are not quoted prices in active markets, but they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs.

See Note 9 - Debt for further discussion on our debt arrangements.

Fair Value of Contingent Consideration

Contingent consideration represents a recurring fair value estimate of potential future payments. This fair value measurement is based on unobservable inputs, including management estimates and assumptions about the future achievement of milestones and future estimate of revenues, and is, therefore, classified as Level 3 within the fair value hierarchy. Refer to Note 3 - Acquisitions and Note 17 - Fair Value Measurements for further discussion.

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

Management is not aware of any environmental or other contingencies that would have a material effect on the Financial Statements for the years ended December 31, 2025, 2024 and 2023.

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

The Company generates rental revenue from the power equipment leases, which include maintenance, parts and service, in the period earned over the term of the contract, regardless of the timing of the billing to customers.

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

Certain of the Company’s contracts contain shortfall provisions that calculate agreed upon fees that are billed when the customer does not meet the minimum purchases over a period of time defined in each contract and when collectability is reasonably certain. As the Company does not have the ability to predict customers’ orders over the period, there are constraints around the ability to recognize the variability in consideration related to this condition. The Company recognized shortfall provision revenue of $23.9 million and $13.1 million for the years ended December 31, 2025 and December 31, 2024, respectively, which was recorded in product revenue in the consolidated statements of operations. The Company did not recognize any shortfall revenue for the year ended December 31, 2023.

The Company’s revenue was generated in the United States for the years ended December 31, 2025, 2024, and 2023. Revenue is disaggregated by product, service, and rental revenue, no further disaggregation of revenue information is provided.

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

Deferred Revenue

The Company occasionally receives prepayments from customers for future deliveries of product or contributions in aid of construction. Amounts received from customers in advance of product deliveries are recorded as contract liabilities referred to as deferred revenues and are recognized as revenue upon delivery of the product. Certain prepayments are secured by collateral interest in certain property, plant and equipment. The Company recognized revenue of $7.5 million and $8.5 million from deferred revenue for the years ended December 31, 2025 and 2024, respectively.

Changes in the deferred revenues balance are as follows (in thousands):

	For the Year Ended December 31,
	2025	2024
Beginning Balance	$7,755	$—
Customer prepayment acquired in acquisitions	923	13,248
Consideration received and deferred	273	3,025
Revenue recognized	(7,547)	(8,518)
Ending Balance	$1,404	$7,755

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

For the years ended December 31, 2025 and 2024, the Company had no remaining redeemable noncontrolling interest.

Cost of Sales, Excluding Depreciation, Depletion and Accretion Expense

Cost of sales, excluding depreciation, depletion and accretion expense, related to product revenue primarily consists of the cost to produce product, including direct and indirect labor, employee housing costs, excavation costs, rental equipment, maintenance expense, utilities, natural gas and royalty expense. Product related costs were $272.5 million, $262.7 million, and $131.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Cost of sales, excluding depreciation, depletion and accretion expense, related to service revenue primarily consists of direct and indirect labor, transportation costs and rental equipment. Service-related costs were $490.3 million, $462.5 million, and $128.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Cost of sales, excluding depreciation, depletion and accretion expense, related to rental revenue primarily consists of repair and maintenance expense, and direct and indirect labor expense. Rental-related costs were $21.7 million for the year ended December 31, 2025. The Company did not have rental-related costs for the years ended December 31, 2024 and 2023.

Selling, General and Administrative Expense

Selling, general and administrative expense primarily consists of non-production personnel wages and benefits, insurance expense, travel and entertainment, advertising expense, professional fees, rent expense for the Company’s corporate office and office supplies, among other expenses to support the business.

Defined Contribution Plans

The Company has defined contribution plans covering substantially all employees who meet certain service and eligibility requirements. The Company’s matching contribution to defined contribution plans was approximately $2.1 million, $1.3 million, and $0.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The Company, under ASC 740-Income Taxes (“ASC 740”), uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rate on deferred tax assets and liabilities is recognized in earnings in the period that includes the enactment date. A valuation allowance will be provided for deferred tax assets if it is more likely than not the deferred tax assets will not be realized.

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

Segments

The Company operates as two distinct business segments, the sand and logistics segment and the power segment. Business segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”). The Company’s CODM is the President and Chief Executive Officer.

The CODM evaluates the Company’s financial information and performance on a business segment basis for purposes of making operating decisions and allocating resources. See Note 16 - Business Segments for more information.

Recently Issued Accounting Pronouncements

Segments- In November 2023, the Financial Accounting Standard Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The ASU is effective for fiscal years beginning after December 15, 2023 on a retrospective basis, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07, for a further discussion refer to Note 16- Business Segments.

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

Effective December 31, 2025, the Company adopted ASU 2023-09. The standard was applied retrospectively to all periods presented. As a result, certain income tax disclosure amounts from prior periods differ from those previously reported in Note 14 – Income Taxes. The adoption of ASU 2023-09 did not impact the Company’s consolidated financial statements, including net income, earnings per share, cash flows, or income tax expense.

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

The Company had adjustments to consideration from July 28, 2025 to December 31, 2025. Refer to the table below for the acquisition-date fair value of the consideration as of July 28, 2025 and the adjustments as of December 31, 2025 (in thousands):

	July 28, 2025	Adjustments	December 31, 2025
Cash to sellers at close	$6,513	$—	$6,513
Debt payments	14,806	—	14,806
Seller transaction expenses	1,793	—	1,793
Holdback amount (1)	2,500	—	2,500
Contingent consideration (2)	10,200	(4,950)	5,250
Total	$35,812	$(4,950)	$30,862

(1) This amount represents (i) cash holdbacks subject to changes from estimated to actual net working capital amounts and other customary purchase price adjustments and (ii) cash holdbacks to satisfy post-closing indemnity claims, if any, in accordance with the PropFlow Purchase Agreement (“holdback amount”). The amount in the table above is based on management’s best estimate as of July 28, 2025 and may be subject to further adjustments.

(2) Contingent consideration to be paid to BCA HoldCo pursuant to the PropFlow Purchase Agreement, subject to the achievement of certain revenue targets.

The purchase price includes $5.3 million of contingent consideration related to an earnout arrangement. Under the terms of the PropFlow Purchase Agreement, the Company may be required to pay a maximum of $15.0 million to BCA HoldCo in the fiscal years 2027 and 2028, contingent upon the achievement of certain revenue targets (the “Earnout Payment”). Payment of the Earnout Payment will be settled in cash. The Company estimated the fair value of the contingent consideration as of the acquisition date. The Company implemented a Monte Carlo simulation utilizing a risk neutral framework to determine the value of the Earnout Payment. The Company simulated the 2026 and 2027 Systems Rental Revenue and Sand and Logistics Revenue respectively using two correlated geometric Brownian motions over the 2026 and 2027 earnout periods. “Systems Rental Revenue” is the net revenue generated from the actual number of Company filtration systems being provided to customers. “Sand and Logistics Revenue” is the net revenue generated by the Company from customer sites in geological basins outside of the Permian Basin with respect to (i) the sale of frac sand processed by Company filtration systems and (ii) the associated logistics operations to deliver the sand processed by such Company filtration systems to such customer wellsites. The calculated Earnout Payment is then discounted at a rate that reflects the appropriate credit risk of the Earnout Payment payer. The fair value of the Earnout Payment is estimated as the average discounted Earnout Payment across 1,000,000 iterations of the simulation. This fair value measurement was based on unobservable inputs, including management estimates and assumptions about the future achievement of milestones and future estimate of revenues, and is, therefore, classified as Level 3 within the fair value hierarchy presented in Note 17 - Fair Value Measurements. The key inputs as of the acquisition date are outlined below:

Key Inputs	December 31, 2025	December 31, 2026	December 31, 2027
Risk-Free Rate	4.40%	4.12%	3.92%
Continuous Risk-Free Rate	4.31%	4.04%	3.85%
Systems Revenue Discount Rate	19.75%	19.75%	19.75%
Sands and Logistics Discount Rate	19.75%	19.75%	19.75%
Systems Rental Revenue Volatility	40.10%	40.10%	40.10%
Sands and Logistics Revenue Volatility	40.10%	40.10%	40.10%
Credit Valuation Adjustment	Not Applicable	11.55%	11.34%

We will remeasure this liability at each reporting date and record changes in the fair value of the contingent consideration in the consolidated statements of operations under change in fair value of contingent consideration. Increases or decreases in the fair value of the contingent consideration liability can result from changes in the passage of time, discount rates, and the timing and amount of our revenue estimates. Contingent consideration is included within other long-term liabilities on the consolidated balance sheets. Refer to Note 17 - Fair Value Measurements for further discussion.

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

The following table summarizes the preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed as of July 28, 2025, including measurement period adjustments through December 31, 2025 (in thousands):

	Fair Value
	July 28, 2025	Adjustments	December 31, 2025
Cash and cash equivalents	$455	$—	$455
Accounts receivable	3,733	—	3,733
Property, plant and equipment	13,417	—	13,417
Intangible assets	9,750	(1,300)	8,450
Operating lease right-of-use assets	471	—	471
Other long-term assets	14	—	14
Accounts payable	(1,536)	—	(1,536)
Accrued liabilities	(246)	—	(246)
Operating lease liabilities	(471)	—	(471)
Goodwill	10,225	(3,650)	6,575
Net Assets Acquired	$35,812	$(4,950)	$30,862

The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. The above fair values of assets acquired and liabilities assumed are preliminary and are based on the information that was available as of the reporting date. The Company retained an independent appraiser to determine the fair value of assets acquired and liabilities assumed. In accordance with the acquisition method of accounting, the purchase price of PropFlow has been allocated to the acquired assets and assumed liabilities based on their preliminary estimated acquisition date fair values. The fair value estimates were based on income, market, and cost valuation methods. These fair values were based on inputs that are not observable in the market and thus represent Level 3 inputs. Several significant assumptions and estimates were involved in the application of these valuation methods, including discount rates, future expected cash flows and other future events that are based on the Company’s best judgment from the information available. The excess of the total consideration over the estimated fair value of the amounts initially assigned to the identifiable assets acquired and liabilities assumed has been recorded as goodwill. The final determination of the fair value of certain assets and liabilities will be completed as soon as the necessary information becomes available but no later than one year from the acquisition date. The Company expects to continue to obtain information for the purpose of determining the fair value of the assets acquired and liabilities assumed on the acquisition date throughout the remainder of the measurement period. For the year ended December 31, 2025, we had purchase price adjustments of $5.0 million in net assets acquired as a result of a reduction in contingent consideration, as well as an update to the fair value of certain intangible assets that resulted in a decrease to amortization expense of acquired intangible assets recorded within the consolidated statements of operations for the year ended December 31, 2025.

The revenue and direct operating expenses attributable to the acquired PropFlow operations are not material to the Company’s operations for the year ended December 31, 2025. Of the $6.6 million of goodwill recognized, $1.9 million is considered non-deductible goodwill primarily attributable to the integration of patented on-wellsite proppant filtration technology along with economies of scale. The goodwill from the PropFlow Acquisition was assigned to the sand and logistics segment.

The following transactions were recognized separately from the acquisition of assets and assumption of liabilities in the PropFlow Acquisition:

•
Transaction costs consisting of legal and professional fees. For the year ended December 31, 2025, the Company incurred $0.6 million in fees, which were expensed as incurred and presented in selling, general and administrative expenses in the consolidated statements of operations.
•
In connection with the PropFlow Acquisition, the Company drew down $25.0 million under the ABL Credit Facility (defined in Note 9 - Debt). See Note 9 – Debt for further information.

Identifiable Intangible Assets Acquired

The following table summarizes key information underlying identifiable intangible assets related to the PropFlow Acquisition:

	Useful Life (In years)	Fair Value (In thousands)
Customer relationships	10	$3,900
Trade name	2	350
Proprietary technology	5	4,200
Total		$8,450

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

The Company had adjustments to consideration from February 24, 2025 to December 31, 2025. Refer to the table below for the acquisition-date fair value of the consideration as of February 24, 2025 and the adjustments as of December 31, 2025 (in thousands):

	February 24, 2025	Adjustments	December 31, 2025
Cash to sellers at close (1)	$187,535	$—	$187,535
Stock consideration (2)	35,385	(1,481)	33,904
Total	$222,920	$(1,481)	$221,439

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

The following table summarizes the preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed as of February 24, 2025, including measurement period adjustments through December 31, 2025 (in thousands):

	Fair Value
	February 24, 2025	Adjustments	December 31, 2025
Cash and cash equivalents	$6,024	$—	$6,024
Accounts receivable	12,579	—	12,579
Spare parts inventories	11,278	(711)	10,567
Prepaid expenses and other current assets	559	—	559
Property, plant and equipment	65,303	(956)	64,347
Intangible assets	102,400	(13,200)	89,200
Operating lease right-of-use assets	5,423	—	5,423
Finance lease right-of-use assets	1,414	—	1,414
Accounts payable	(3,618)	—	(3,618)
Accrued liabilities	(2,375)	—	(2,375)
Current portion of operating lease liabilities	(1,239)	—	(1,239)
Current portion of finance lease liabilities	(561)	—	(561)
Current portion of deferred revenue	(923)	—	(923)
Other current liabilities	(4)	—	(4)
Deferred tax liabilities	(35,594)	3,348	(32,246)
Operating lease liabilities	(4,184)	—	(4,184)
Finance lease liabilities	(853)	—	(853)
Goodwill	67,291	10,038	77,329
Net Assets Acquired	$222,920	$(1,481)	$221,439

The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. The above fair values of assets acquired and liabilities assumed are preliminary and are based on the information that was available as of the reporting date. The Company retained an independent appraiser to determine the fair value of assets acquired and liabilities assumed. In accordance with the acquisition method of accounting, the purchase price of Moser has been allocated to the acquired assets and assumed liabilities based on their preliminary estimated acquisition date fair values. The fair value estimates were based on income, market, and cost valuation methods. These fair values were based on inputs that are not observable in the market and thus represent Level 3 inputs. Several significant assumptions and estimates were involved in the application of these valuation methods, including discount rates, future expected cash flows and other future events that are based on the Company’s best judgment from the information available. The excess of the total consideration over the estimated fair value of the amounts initially assigned to the identifiable assets acquired and liabilities assumed has been recorded as goodwill. The final determination of the fair value of certain assets and liabilities will be completed as soon as the necessary information becomes available but no later than one year from the acquisition date. The Company expects to continue to obtain information for the purpose of determining the fair value of the assets acquired and liabilities assumed on the acquisition date throughout the remainder of the measurement period. For the year ended December 31, 2025, we had purchase price adjustments of $1.5 million in net assets acquired as a result of the reduction in equity consideration, as well as an update to the fair value of certain intangible assets that resulted in a decrease to amortization expense of acquired intangible assets recorded within the consolidated statements of operations for the year ended December 31, 2025.

The Company’s consolidated statement of operations includes revenue of $58.5 million for the year ended December 31, 2025, attributable to the acquired Moser operations. The Company’s consolidated statement of operations includes direct operating expenses of $21.7 million for the year ended December 31, 2025, attributable to the acquired Moser operations. Of the $77.3 million of goodwill recognized, $77.3 million is considered non-deductible goodwill primarily attributable to the entry into the power segment along with economies of scale. The goodwill from the Moser Acquisition was assigned to the power segment.

The following transactions were recognized separately from the acquisition of assets and assumption of liabilities in the Moser Acquisition:

•
Transaction costs consisting of legal and professional fees. For the year ended December 31, 2025, the Company incurred $7.6 million in fees, which were expensed as incurred and presented in selling, general and administrative expenses in the consolidated statements of operations.
•
In connection with the Moser Acquisition, the Company entered into the 2025 Term Loan Credit Facility (defined in Note 9 - Debt). See Note 9 – Debt for further information.

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

Pro Forma Financial Information

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the years ended December 31, 2025 and 2024, assuming the Moser Acquisition had occurred on January 1, 2024 (in thousands).

	For the Year Ended December 31,
	2025	2024
	(Unaudited)
Revenue	$1,106,249	$1,130,045
Net income (loss)	$(42,851)	$52,619

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

The above fair values of assets acquired and liabilities assumed are based on the information that was available as of the reporting date. The Company retained an independent appraiser to determine the fair value of assets acquired and liabilities assumed. In accordance with the acquisition method of accounting, the purchase price of Hi-Crush has been allocated to the acquired assets and assumed liabilities based on their estimated acquisition date fair values. The fair value estimates were based on income, market, and cost valuation methods. These fair values were based on inputs that are not observable in the market and thus represent Level 3 inputs. Several significant assumptions and estimates were involved in the application of these valuation methods, including discount rates, future expected cash flows and other future events that are based on the Company’s best judgment from the information available. The excess of the total consideration over the estimated fair value of the amounts assigned to the identifiable assets acquired and liabilities assumed has been recorded as goodwill. For the year ended December 31, 2024, we had purchase price adjustments of $3.2 million in net assets acquired and reclassifications within property, plant, and equipment. This resulted in an increase to depreciation, depletion and accretion expense, amortization expense, and interest expense recorded within the consolidated statements of operations for the year ended December 31, 2024.

From the Hi-Crush Closing Date through December 31, 2024, the Company’s consolidated statement of operations included revenue of $509.2 million and direct operating expenses of $366.7 million attributable to the acquired Hi-Crush operations. Of the $69.0 million of goodwill recognized, $33.8 million is considered non-deductible goodwill primarily attributable to synergies and economies of scale expected from combining Hi-Crush’s Permian Basin proppant production and logistics operations with the Company’s operations. The goodwill from the Hi-Crush Transaction was assigned to the sand and logistics segment.

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

Reserves

The fair value of the reserves were valued at $43.0 million using the income approach. Reserves are recorded in property, plant and equipment, net on the Company’s consolidated balance sheets. Reserves were valued using the MPEEM. The MPEEM is an approach where the net earnings attributable to the asset being measured are isolated from other “contributory assets” over the intangible asset’s remaining economic life.

Pro Forma Financial Information

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the year ended December 31, 2024 and 2023, assuming the Hi-Crush Transaction had occurred on January 1, 2023 (in thousands).

	For the Year Ended December 31,
	2024	2023
	(Unaudited)
Revenue	$1,171,272	$1,201,473
Net income (loss)	$81,484	$289,639

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

Goodwill is evaluated at least annually on October 1, or more frequently when events and circumstances occur indicating recorded goodwill may be impaired. Goodwill is tested at the reporting unit level, which is at our business segments. Goodwill acquired from the Hi-Crush Transaction and PropFlow Acquisition were allocated to the sand and logistics segment. Goodwill acquired from the Moser Acquisition was allocated to the power segment.

We determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value after considering qualitative, market and other factors. If it is determined that it is more likely than not, a quantitative impairment assessment is performed. If the resulting fair value of the reporting unit goodwill is less than the carrying value of the reporting unit goodwill, an impairment loss is recognized in the current period in an amount equal to the excess. The fair value of a reporting unit is determined using significant unobservable inputs, or Level 3 in the fair value hierarchy. The expected future cash flows used for impairment reviews and related fair value calculations are based on subjective, judgmental assessments of the discount rate, projected volumes of sand sold, and product revenue.

Goodwill Impairment Assessment

During the annual impairment assessment, the Company elected to bypass the qualitative assessment and proceed directly to a quantitative goodwill impairment test for the sand and logistics reporting unit given the deterioration in the oilfield services market and a decline in the market price of our common stock. The Company performed a qualitative assessment for the power reporting unit which resulted in no qualitative triggering events identified.

Sand and Logistics

The Company performed a quantitative goodwill assessment utilizing the income approach. Under this approach, we used a discounted cash flow model, which utilized present values of cash flows to estimate fair value. The Company projected the reporting unit’s forecasted cash flows based on internal forecasts, historical performance, external market data, and observable market participant inputs, where available. The terminal period used within the discounted cash flow model included a long-term earnings growth rate. Future cash flows were then discounted using a market-participant, risk-adjusted weighted average cost of capital. Financial and credit market volatility directly impacts our fair value measurement through the weighted average cost of capital used to determine a discount rate. During times of volatility, significant judgment must be applied to determine whether credit market changes are a short-term or long-term trend. These assumptions represent management’s best estimates of future economic conditions and operating performance as of the testing date. Based on the quantitative goodwill impairment analysis performed as of October 1, no impairment of goodwill was indicated. The fair value of the sand and logistics reporting unit exceeded the carrying amount, including assigned goodwill, by a substantial cushion.

No goodwill impairment was recorded for the year ended December 31, 2025. For the year ended December 31, 2024, there were no qualitative triggering events identified, therefore, no impairment charges were recorded related to goodwill.

Goodwill by business segment as of December 31, 2024 and 2025 and changes for the years then ended are as follows (in thousands):

	Sand & Logistics	Power	Total
Balance at December 31, 2023	$—	$—	$—
Hi-Crush Transaction	68,999	—	68,999
Balance at December 31, 2024	$68,999	$—	$68,999
Moser Acquisition	—	77,329	77,329
PropFlow Acquisition	6,575	—	6,575
Balance at December 31, 2025	$75,574	$77,329	$152,903

Acquired Intangible Assets

The following table presents the detail of acquired intangible assets other than goodwill as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025			December 31, 2024
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Customer relationships	$159,226	$(23,124)	$136,102	$100,226	$(8,244)	$91,982
Trade names	23,400	(9,793)	13,607	14,850	(4,072)	10,778
Proprietary technology	30,100	(2,946)	27,154	—	—	—
Total	$212,726	$(35,863)	$176,863	$115,076	$(12,316)	$102,760

Amortization expense recognized during the years ended December 31, 2025 and 2024 was $23.5 million and $12.3 million, respectively, and was recorded as amortization expense of acquired intangible assets on the consolidated statements of operations. There was no amortization expense of acquired intangible assets for the year ended December 31, 2023. Refer to Note 3 - Acquisitions for additional information over these acquired intangible assets.

Estimated future amortization expense is as follows (in thousands):

2026	$25,758
2027	21,611
2028	20,633
2029	20,633
2030	19,494
Thereafter	68,734
Total	$176,863

The Company did not recognize impairment of definite-lived intangible assets for the years ended December 31, 2025, 2024, and 2023.

Note 5—Inventories

Inventories consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Raw materials	$2,427	$2,793
Work-in-process	8,044	7,641
Finished goods	3,145	6,868
Inventories	$13,616	$17,302

For the years ended December 31, 2025 and 2024, no inventory reserve was deemed necessary.

Note 6—Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Plant facilities associated with productive, depletable properties	$311,105	$308,147
Plant equipment	853,297	770,738
Land	8,897	8,402
Furniture and office equipment	5,330	2,587
Computer and network equipment	2,310	2,047
Buildings and leasehold improvements	54,434	46,738
Power equipment	89,923	—
Logistics equipment	559,256	94,946
Construction in progress	46,083	485,515
Property, plant and equipment	1,930,635	1,719,120
Less: Accumulated depreciation and depletion	(389,822)	(232,874)
Property, plant and equipment, net	$1,540,813	$1,486,246

Depreciation expense recognized in depreciation, depletion and accretion expense was $145.9 million, $87.4 million, and $33.6 million for the years ended December 31, 2025, 2024, and 2023 respectively. Depletion expense recognized in depreciation, depletion and accretion expense was $12.4 million, $10.1 million, and $5.8 million for the years ended December 31, 2025, 2024, and 2023, respectively. Depreciation expense recognized in selling, general and administrative expense was $5.3 million, $3.5 million, and $1.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Impairment or Disposal of Long-Lived Assets and Insurance Proceeds

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” The Company did not recognize impairment of long-lived assets or loss on disposal of assets for the year ended December 31, 2025.

During the second quarter of 2024, the Company concluded it had a triggering event requiring an assessment for impairment as a result of the fire at one of the Kermit facilities that caused damage to the physical condition of the Kermit asset group. The Company groups assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluates the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis. The Company performed a recoverability test and determined there was no impairment of the associated asset group for the year ended December 31, 2024. The Company recorded a $11.1 million loss from the disposal. The Company recorded $20.1 million of insurance recovery in connection with this incident. The proceeds are recorded as insurance recovery (gain) on the consolidated statements of operations and as cash and cash equivalents on the consolidated balance sheets for the $14.7 million received as of December 31, 2024 and as accounts receivable on the consolidated balance sheets for the $5.4 million not received as of December 31, 2024. The remaining $5.4 million insurance proceeds were received as of year ended December 31, 2025 and recorded as cash and cash equivalents on the consolidated balance sheets.

During the third quarter of 2024, the Company disposed of a dredge asset that was damaged during commissioning at one of the Kermit facilities. The Company recorded a $8.6 million loss from the disposal. For the year ended December 31, 2025, the Company recorded $2.2 million of insurance recovery in connection with this incident. The proceeds are recorded as insurance recovery (gain) on the consolidated statements of operations and as cash and cash equivalents on the consolidated balance sheets for the year ended December 31, 2025.

For the year ended December 31, 2024, the Company recognized a total loss on disposal of assets of $19.7 million, which is recorded as a loss on disposal of assets on the consolidated statements of operations. The Company did not recognize an impairment of long-lived assets for the year ended December 31, 2024.

For the year ended December 31, 2023, the Company did not recognize impairment of long-lived assets or loss on disposal of assets.

Note 7—Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Accrued capital expenditures	$3,530	$2,559
Accrued personnel costs	8,525	7,775
Accrued production costs	47,798	33,400
Accrued royalties	2,477	2,899
Professional services	5,916	4,139
Taxes payable	3,599	4,022
Interest payable (1)	5,083	601
Other (1)	7,683	4,899
Total accrued liabilities	$84,611	$60,294

(1) For the year ended December 31, 2024, interest payable was reclassified out of other to interest payable for comparable presentation with the current period.

Note 8—Leases

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

December 31, 2025
Gross assets	$41,700
Less: Accumulated depreciation	(4,344)
Net assets	$37,356

The Company did not have power equipment leases included in property, plant and equipment, net as of December 31, 2024.

Revenues from the leased power equipment for the year ended December 31, 2025, was $58.5 million, which is presented as rental revenue on the consolidated statements of operations. There was no rental revenue for the year ended December 31, 2024.

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

The components of lease cost were as follows (in thousands):

	For the Year Ended
	December 31,
	2025	2024
Finance lease cost:
Amortization of right-of-use assets	$4,865	$2,886
Interest on lease liabilities	959	309
Operating lease cost	9,242	7,952
Variable lease cost	955	597
Short-term lease cost	90,323	75,866
Total lease cost	$106,344	$87,610

Supplemental cash flow and other information related to leases were as follows (in thousands):

	For the Year Ended
	December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$9,366	$6,563
Operating cash outflows from finance leases	$959	$309
Financing cash outflows from finance leases	$3,972	$2,622
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$6,235	$16,105
Finance leases	$31,513	$7,666

Lease terms and discount rates were as follows:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term:
Operating leases	4.5 years	4.4 years
Finance leases	5.5 years	2.0 years
Weighted-average discount rate:
Operating leases	8.5%	5.7%
Finance leases	8.3%	5.6%

Future minimum lease commitments as of December 31, 2025, are as follows (in thousands):

	Finance	Operating
2026	$8,800	$1,445
2027	7,217	3,166
2028	6,280	2,792
2029	5,806	2,594
2030	5,582	2,590
Thereafter	5,645	2,833
Total lease payments	$39,330	$15,420
Less imputed interest	7,934	3,935
Total	$31,396	$11,485

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

Master Lease Agreement and Interim Funding Agreement

On December 26, 2025, the Company, entered into a master lease agreement (the “Lease Agreement”) by and between Galt, as lessee, and Stonebriar, as lessor, and an Interim Funding Agreement (the “Interim Funding Agreement” and, together with the Lease Agreement, the “Lease Documents”), by and between Galt and Stonebriar, pursuant to which Galt assigned a reservation agreement (the “Reservation Agreement”) for the manufacture of approximately 240 megawatts of power generation equipment (the “Equipment”) to Stonebriar and Stonebriar agreed to lease such power generation equipment back to Galt.

Pursuant to the Lease Documents, Stonebriar will make periodic advances up to $385.0 million and Galt will make payments to Stonebriar in two phases: (i) monthly rental payments in the amount of the unpaid balance of the aggregate amounts advanced by Stonebriar multiplied by a lease rate factor equal to a per annum rate equal to the sum of one-month Secured Overnight Financing Rate (“SOFR”) plus 635 basis points and (ii) once Equipment (as defined in the Interim Funding Agreement) under the Reservation Agreement is delivered to and accepted by Galt, monthly rental payments in an amount set forth in the applicable Schedule (as defined in the Interim Funding Agreement) relating to such Equipment. The Lease Agreement provides that Galt may terminate the Lease Agreement (x) prior to the Term Expiration Date (as defined in the Lease Agreement) for an early termination price set forth on the Schedule for such Equipment or (y) on the Term Expiration Date as set forth on the Schedule for such Equipment, in each case, subject to certain terms and conditions described in the Lease Agreement. The obligations under the Lease Agreement are guaranteed on an unsecured basis by the Company.

As of December 31, 2025, we had $82.4 million of additional leases that have not yet commenced. Certain equipment leases discussed here are a component of the purchase commitments discussed in Note 10 - Commitments and Contingencies.

Note 9—Debt

Debt consists of the following (in thousands):

	December 31, 2025	December 31, 2024
2025 Term Loan Credit Facility	$525,798	$—
Deferred Cash Consideration Note	10,000	111,252
2023 ABL Credit Facility	50,000	70,000
Other indebtedness	18,383	4,058
Initial Term Loan under the 2023 Term Loan Credit Facility	—	180,000
ADDT Loan	—	135,617
DDT Loan under the 2023 Term Loan Credit Facility	—	20,000
Less: Debt discount, net of accumulated amortization of $9,667 and $4,009, respectively	(24,559)	(9,380)
Less: Deferred financing fees, net of accumulated amortization of $419 and $255, respectively	(701)	(822)
Less: Current portion (a)	(40,681)	(43,736)
Long-term debt	$538,240	$466,989

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

The 2025 Term Loan Credit Facility includes a discount of $20.2 million and de minimis deferred financing fees. As discussed below (2023 Term Loan Credit Facility), the 2025 Term Loan Credit Facility also includes previously unamortized debt discount and deferred financing fees of $7.7 million associated with prior Stonebriar borrowings. These amounts are recorded as a direct reduction from the carrying amount of the debt obligation on the Company’s consolidated balance sheets and are amortized to interest expense using the effective interest method. Interest expense associated with the 2025 Term Loan Credit Facility was $43.6 million for the year ended December 31, 2025, and the interest expense associated with the discount and deferred financing costs was $2.9 million for the year ended December 31, 2025.

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

As of December 31, 2025, Atlas LLC was in compliance with the covenants of the 2025 Term Loan Credit Facility.

Deferred Cash Consideration Note

In accordance with the Hi-Crush Merger Agreement, the Company issued a secured PIK toggle seller note in an aggregate principal amount of $111.3 million, with a final maturity date of January 31, 2026 (the “Deferred Cash Consideration Note”). As discussed in Note 3 - Acquisitions, the Deferred Cash Consideration Note was part of the consideration transferred and valued at fair value at the acquisition date. This amount is subject to adjustments as set forth in the Hi-Crush Merger Agreement. The Deferred Cash Consideration Note bears interest at a rate of 5.00% per annum if paid in cash, or 7.00% per annum if paid in kind. Interest on the Deferred Cash Consideration Note is payable quarterly in arrears beginning March 29, 2024 through maturity. Interest expense associated with the Deferred Cash Consideration Note was $1.1 million and $4.6 million for the years ended December 31, 2025 and 2024, respectively.

The Deferred Cash Consideration Note included $4.6 million of debt discount and approximately $0.1 million deferred financing costs. The discount and deferred financing costs are a direct reduction from the carrying amount of the debt obligation on the Company’s consolidated balance sheets and are amortized to interest expense using the effective interest method. Interest expense associated with the discount and deferred financing costs were approximately $2.5 million and $2.0 million in total for the years ended December 31, 2025 and 2024, respectively.

Atlas LLC’s obligations under the Deferred Cash Consideration Note are secured by certain of the assets acquired in connection with the Hi-Crush Transaction. The Deferred Cash Consideration Note is also unconditionally guaranteed by Atlas LLC on an unsecured basis.

Subsequent to December 31, 2025, the Deferred Cash Consideration Note increased by $1.1 million in accordance with settlement terms from the Hi-Crush Merger Agreement.

Repayment of the Deferred Cash Consideration Note

In February 2025, the Company used a portion of the proceeds from the Equity Offering, defined in Note 11 - Stockholders Equity, to repay $101.3 million of the outstanding principal balance of the Deferred Cash Consideration Note. The remaining $10.0 million of principal, along with the subsequent $1.1 million increase was paid at maturity.

2023 Term Loan Credit Facility

On July 31, 2023, Atlas LLC entered into a credit agreement (the “2023 Term Loan Credit Agreement”) with Stonebriar, as administrative agent and initial lender, pursuant to which Stonebriar extended Atlas LLC a term loan credit facility comprising a $180.0 million single advance term loan that was made on July 31, 2023 (the “Initial Term Loan”) and commitments to provide up to $100.0 million of delayed draw term loans (the “DDT Loan”) (collectively, the “2023 Term Loan Credit Facility”). Proceeds from the 2023 Term Loan Credit Facility were used to repay $133.4 million principal and accrued interest of the previous credit agreement dated October 20, 2021, between Atlas LLC, as borrower, and Stonebriar, as lender, ( the “2021 Term Loan Credit Facility”), terminate $42.8 million of finance lease liabilities, as well as acquire $39.5 million of finance lease assets associated with certain equipment lease arrangements with Stonebriar. There was no gain or loss recognized as a result of this transaction.

The Initial Term Loan was payable in 84 consecutive monthly installments and a final payment of the remaining outstanding principal balance at maturity. The Initial Term Loan had a final maturity date of July 31, 2030 (the “Maturity Date”) and had interest at a rate equal to 9.50% per annum. Interest expense associated with the Initial Term Loan was $2.4 million, $17.1 million, and $7.1 million for the years ended December 31, 2025, 2024, and 2023, respectively, and the interest expense associated with the discount and deferred financing costs was $0.3 million, $1.3 million, and $0.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Each DDT Loan under the 2023 Term Loan Credit Facility was payable in equal monthly installments, with the monthly installments comprising 80% of the DDT Loan and a final payment of the remaining 20% of the outstanding principal balance due at maturity, unless earlier prepaid. The DDT Loan would bear interest at a rate equal to the applicable Term SOFR as of each Delayed Draw Funding Date (each as defined in the 2023 Term Loan Credit Agreement) plus 5.95% per annum. All monthly installments with respect to the Initial Term Loan and the DDT Loan payable on or prior to January 1, 2025 were interest only.

On November 8, 2024, the Company drew down $20.0 million of the available $100.0 million from Stonebriar under the DDT Loan with interest (computed on the basis of a 365-day year for the actual number of days elapsed) on the unpaid principal amount hereof from and including the date hereof until paid in full at the rate per annum equal to 10.58%. This DDT Loan was payable in 69 consecutive monthly installments commencing on December 1, 2024 and continuing on each Payment Day up to and including August 1, 2030 and then a final installment was also payable on August 1, 2030. The Company had interest expense of $0.3 million and $0.3 million, respectively, for years ended December 31, 2025 and 2024. The DDT Loan included de minimis financing costs.

At any time prior to the Maturity Date, Atlas LLC could redeem loans outstanding under the 2023 Term Loan Credit Facility, in whole or in part, at a price equal to 100% of the principal amount being prepaid (the “Prepayment Amount”) plus a prepayment fee. The prepayment fee was equal to 8% of the Prepayment Amount for any prepayment that occurred on or prior to December 31, 2024, 4% of the Prepayment Amount for any prepayment that occurred after December 31, 2024 but on or prior to December 31, 2025, 3% of the Prepayment Amount for any prepayment that occurred after December 31, 2025 but on or prior to December 31, 2026 and 2% of the Prepayment Amount for any prepayment that occurred thereafter. Upon the maturity of the 2023 Term Loan Credit Facility, the entire unpaid principal amount of the loans outstanding thereunder, together with interest, fees and other amounts payable in connection with the facility, were to be immediately due and payable without further notice or demand.

Dividends and distributions to equity holders were permitted to be made pursuant to certain limited exceptions and baskets described in the 2023 Term Loan Credit Agreement and otherwise generally subject to certain restrictions set forth in the 2023 Term Loan Credit Agreement, including the requirements that (a) no Event of Default (as defined under the 2023 Term Loan Credit Agreement) had occurred and was continuing and (b) Atlas LLC maintained at least $30.0 million of Liquidity (as defined under the 2023 Term Loan Credit Agreement) pro forma for the Restricted Payment (as defined under the 2023 Term Loan Credit Agreement).

The 2023 Term Loan Credit Facility included certain non-financial covenants, including but not limited to restrictions on incurring additional debt and certain distributions. The 2023 Term Loan Credit Facility was subject to a maximum 4.0 to 1.0 Leverage Ratio (as defined in the 2023 Term Loan Credit Agreement) financial covenant. Such financial covenant was tested as of the last day of each fiscal quarter.

Proceeds from the 2023 Term Loan Credit Facility were used to repay outstanding indebtedness under our previous term loan facility, to repay obligations outstanding under certain equipment lease arrangements with Stonebriar and for general corporate purposes.

The 2023 Term Loan Credit Facility was unconditionally guaranteed, jointly and severally, by Atlas LLC and its subsidiaries and secured by substantially all of the assets of Atlas LLC and its subsidiaries. The 2023 Term Loan Credit Facility was unconditionally guaranteed on an unsecured basis by Atlas Energy Solutions Inc.

First Amendment to the 2023 Term Loan Credit Agreement

On February 26, 2024, the Company, Atlas LLC and certain other subsidiaries of the Company entered into the Term Loan Amendment, among Company, Atlas LLC, the lenders party thereto and Stonebriar, as administrative agent, which amends the 2023 Term Loan Credit Agreement.

The Term Loan Amendment provided an additional delayed draw term loan (the “ADDT Loan”) in the aggregate principal amount of $150.0 million with interest (computed on the basis of a 365-day year for the actual number of days elapsed) on the unpaid principal amount thereof from and including the date of the amendment until paid in full at the rate per annum equal to 10.86%. The ADDT Loan was payable in 76 consecutive monthly installments of combined principal and interest each in the amount of $2.7 million commencing April 1, 2024 and continuing up to and including August 1, 2030. There was interest expense of $2.0 million and $13.0 million for the years ended December 31, 2025 and 2024, respectively.

The ADDT Loan included $1.8 million of debt discount and $0.5 million in deferred financing costs. The discount and deferred financing costs are a direct reduction from the carrying amount of the debt obligation on the Company’s consolidated balance sheets and are amortized to interest expense using the effective interest method. Interest expense associated with the discount and deferred financing costs were $0.1 million and $0.4 million in total for the years ended December 31, 2025 and 2024, respectively.

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

The Second Term Loan Amendment increased the existing DDT Loan by an aggregate principal amount of $100.0 million (the “Acquisition Loan”) to a total of $200.0 million, with interest (computed on the basis of a 365-day year for the actual number of days elapsed) on the unpaid principal amount thereof from and including the date of the funding on the Acquisition Loan (“Funding Date”) until paid in full. The Acquisition Loan accrued interest at a rate equal to 5.95% plus the greater of (A) the Term SOFR and (B) 4.30%, as determined on the Funding Date the Acquisition Loan was payable in 60 consecutive monthly installments of combined principal and interest. In the event of a prepayment of the Acquisition Loan, Atlas LLC was required to pay, and we had agreed to guaranty payment by Atlas LLC of, a premium on such prepayment amount of (A) 4%, if prepaid on or prior to the first anniversary of the Funding Date, (B) 3% if prepaid after the first, but on or prior to the second, anniversary of the Funding Date and (C) 2% if paid after the second anniversary of the Funding Date.

Repayment of the 2023 Term Loan Credit Agreement

On February 21, 2025, Atlas LLC entered into the 2025 Term Loan Credit Agreement with Stonebriar, proceeds from which were used to repay $332.4 million of the remaining principal and $1.8 million of accrued interest of the Initial Term Loan, the DDT Loan, and the ADDT Loan. As this transaction was accounted for as a modification under ASC 470, “Debt,” these fees paid to the lender, as well as previously unamortized debt discount and deferred financing fees associated with the Initial Term Loan, the DDT Loan, and the ADDT Loan of $7.7 million were deferred and recorded as a direct reduction from the carrying amount of the debt obligation on the consolidated balance sheets. These deferred costs are amortized to interest expense using the effective interest method. In connection with this refinancing, on February 21, 2025, we incurred prepayment fees on the Initial Term Loan, the DDT Loan, and the ADDT Loan of $13.3 million. The Company recorded the prepayment fees as additional debt discount and amortizes the amount as an adjustment over the remaining term of the modified debt instrument.

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

Atlas LLC may also request swingline loans under the 2023 ABL Credit Agreement in an aggregate principal amount not to exceed $7.5 million. During the years ended December 31, 2025 and 2024, Atlas LLC had no outstanding swingline loans under the 2023 ABL Credit Facility.

Borrowings under the 2023 ABL Credit Facility bear interest, at Atlas LLC’s option, at either a base rate or Term SOFR (as defined in the 2023 ABL Credit Agreement), as applicable, plus an applicable margin based on average availability as set forth in the 2023 ABL Credit Agreement. Term SOFR loans bear interest at Term SOFR for the applicable interest period plus an applicable margin, which ranges from 1.50% to 2.00% per annum based on average availability as set forth in the 2023 ABL Credit Agreement. Base rate loans bear interest at the applicable base rate, plus an applicable margin, which ranges from 0.50% to 1.00% per annum based on average availability as set forth in the 2023 ABL Credit Agreement. In addition to paying interest on outstanding principal under the 2023 ABL Credit Facility, Atlas LLC is required to pay a commitment fee which ranges from 0.375% per annum to 0.500% per annum with respect to the unutilized commitments under the 2023 ABL Credit Facility, based on the average utilization of the 2023 ABL Credit Facility. Atlas LLC is also required to pay customary letter of credit fees, to the extent that one or more letter of credit is outstanding. For the years ended December 31, 2025, 2024, and 2023, we recognized $0.6 million, $0.4 million, and $0.3 million, respectively, of interest expense, unutilized commitment fees and other fees under the 2023 ABL Credit Facility, classified as interest expense. The 2023 ABL credit facility included $1.0 million in deferred financing costs that are recorded under other long-term assets on the consolidated balance sheets and are amortized on a straight-line basis over the life of the agreement.

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

On March 5, 2024 and November 12, 2024, the Company drew down $50.0 million and $20.0 million, respectively, under the 2023 ABL Credit Facility for general corporate purposes. In February 2025, the Company used a portion of the proceeds from the Equity Offering, defined in Note 11 - Stockholders Equity, to repay the $70.0 million of the outstanding principal balance of the 2023 ABL Credit Facility.

On July 25, 2025, the Company drew down $25.0 million under the 2023 ABL Credit Facility to fund cash consideration for the PropFlow Acquisition. On October 30, 2025, the Company drew down $25.0 million under the 2023 ABL Credit Facility for general corporate purposes. The Company had interest expense of $1.6 million and $3.2 million for the years ended December 31, 2025 and 2024, respectively. The draw downs included $0.3 million in debt issuance costs and $0.5 million in deferred financing costs. These costs are recorded under other long-term assets on the consolidated balance sheets and are amortized on a straight-line basis over the life of the agreement. Interest expense associated with the amortization of debt issuance costs and deferred financing costs was $0.3 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively.

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

As of December 31, 2025, Atlas LLC had $50.0 million in outstanding borrowings and $0.3 million in outstanding letters of credit under the 2023 ABL Credit Facility. Additionally, as of December 31, 2025, the Borrowing Base was $118.2 million and Availability was $67.9 million.

The 2023 ABL Credit Facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of December 31, 2025, the Company was in compliance with the covenants under the 2023 ABL Credit Facility.

The 2023 ABL Credit Facility is unconditionally guaranteed, jointly and severally, by Atlas LLC and its subsidiaries and secured by substantially all of the assets of Atlas LLC and its subsidiaries.

Subsequent to December 31, 2025, the Company drew down $25.0 million on January 30, 2026, under the 2023 ABL Credit Facility, for general corporate purposes.

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

Fourth Amendment to the 2023 ABL Credit Agreement

On December 26, 2025, Atlas LLC and certain other subsidiaries of the Company entered into that certain Fourth Amendment to Loan, Security and Guaranty Agreement (the “Fourth ABL Amendment”), among Atlas LLC, as the borrower, the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as the ABL Agent. The Fourth ABL Amendment amends that certain Loan, Security and Guaranty Agreement dated as of February 22, 2023, as amended.

The Fourth ABL Amendment permitted the Company to form Galt and to unconditionally guarantee Galt’s obligations under the Lease Agreement.

Other Indebtedness

The Company has other indebtedness of $18.4 million and $4.1 million of equipment finance notes as of December 31, 2025 and 2024, respectively. There was $0.4 million and de minimis interest expense for the years ended December 31, 2025 and 2024, respectively. These equipment finance notes have terms ending in April 2026 through December 2032 and interest rates ranging from 2.24% to 10.89%.

Debt Obligations

The following table sets forth future principal payment obligations as of December 31, 2025, based on the terms of the Deferred Cash Consideration Note, the 2025 Term Loan Credit Facility, the 2023 ABL Credit Facility, and other indebtedness (in thousands).

2026	$40,951
2027	27,598
2028	26,996
2029	56,796
2030	1,484
Thereafter	450,356
Total	$604,181

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

Royalty expense associated with these agreements is recorded as the product is sold and is included in costs of sales. Royalty expense associated with these agreements were less than 5% of cost of sales, less than 5% of cost of sales, and less than 10% of cost of sales for the years ended December 31, 2025, 2024, and 2023, respectively.

Standby Letters of Credit

As of December 31, 2025 and 2024 we had $0.3 million and $0.2 million outstanding in standby letters of credit issued under the 2023 ABL Credit Facility, respectively.

Purchase Commitments

In connection with our normal operations, we enter short-term purchase obligations for products and services.

In October 2024, we entered into an agreement to purchase dredge equipment in the amount of approximately $9.8 million with a 25% downpayment applied at placement of the order with the remaining 75% to be paid during delivery and assembly, subject to customary terms and conditions. Delivery of equipment is expected to occur in 2026. As of December 31, 2025, we have spent $7.1 million and have $2.7 million outstanding on this commitment expected to be spent in 2026.

In November 2024, we entered into an agreement to purchase logistics equipment for approximately $32.8 million with a 40% downpayment, monthly progress billings, and balance due at readiness to ship, subject to customary terms and conditions. Delivery of certain equipment occurred in 2025 and the remaining delivery is expected to take place in 2026. Subsequent to the purchase agreement, we entered into a lease financing agreement, refer to Note 8 - Leases for further discussion. As of December 31, 2025, there has been $30.0 million spent and $2.8 million outstanding on this commitment expected to be spent in 2026.

In February 2025, we entered into an agreement to purchase logistics equipment for approximately $15.8 million with progress billings, subject to customary terms and conditions. Under the agreement, we elected to purchase approximately $7.9 million of additional logistics equipment, subject to customary terms and conditions. Delivery of certain equipment occurred in 2025 and the remaining delivery is expected to take place in 2026. Subsequent to the purchase agreement, we entered into a lease financing agreement, refer to Note 8 - Leases for further discussion. As of December 31, 2025, there has been $18.2 million spent and $5.5 million outstanding on these commitments expected to be spent in 2026. Subsequent to December 31, 2025, we elected to purchase approximately $7.9 million of additional logistics equipment under this agreement, subject to customary terms and conditions, expected to be delivered in 2026.

In March 2025, a vendor reached key performance and operational milestones that committed the Company to order an initial 100 trucks by March 31, 2026. Subsequent to the purchase agreement, we entered into a debt financing agreement, refer to Note 9 - Debt for further discussion. As of December 31, 2025, we have purchased 36 of the 100 trucks. The remaining estimated total cost of our commitment is approximately $16.0 million based on our most recent purchase price, which is subject to change based on market pricing at the time of purchase.

In November 2025, we entered into a the Reservation Agreement for the manufacture of approximately 240 megawatts of power generation equipment. The aggregate cost of such equipment is approximately $278.3 million. The Reservation Agreement was assigned to Stonebriar in connection with entry into the Lease Documents. The cost of the investment will be financed under the Lease Documents as progress payments become due. We expect deliveries to begin in late-2026. Pursuant to the Reservation Agreement, the parties agreed to negotiate and enter into an engineering, procurement and construction agreement governing the terms of the manufacture, delivery and installation of the equipment, which is expected to contain customary representations, warranties and agreements of the parties, indemnification obligations and other customary terms and conditions associated therewith. The Reservation Agreement and terms and conditions of sale also contain customary agreements of the parties and customary terms and conditions. As of December 31, 2025, there has been $61.1 million spent and $217.2 million outstanding on this commitment. Spend of $189.5 million is expected in 2026 with the remaining $27.7 million to occur at commissioning.

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

Note 11— Stockholders Equity

Common Stock

Holders of shares of Common Stock are entitled to one vote per share held of record on all matters to be voted upon by the stockholders. The holders of Common Stock do not have cumulative voting rights in the election of directors. Holders of shares of Common Stock are entitled to ratably receive dividends when and if declared by the Company’s Board out of funds legally available for that purpose, subject to any statutory or contractual restrictions on the payment of dividends and to any prior rights and preferences that may be applicable to any outstanding preferred stock. Upon the Company’s liquidation, dissolution, distribution of assets or other winding up, the holders of Common Stock are entitled to receive ratably the assets available for distribution to the stockholders after payment of liabilities and the liquidation preference of any outstanding shares of preferred stock.

The Company is authorized to issue 500,000,000 shares of preferred stock and 1,500,000,000 shares of Common Stock. On February 24, 2025, the Company issued 1,727,764 shares of Common Stock as consideration in the Moser Acquisition. In accordance with the Moser Purchase Agreement, there was a reduction to the equity consideration resulting in 72,106 shares of Common Stock being returned to the Company during the year ended December 31, 2025. Refer to Note 3 - Acquisitions for further discussion. On March 5, 2024, the Company issued 9,711,432 shares of Common Stock as consideration in the Hi-Crush Transaction.

As of December 31, 2025 and 2024, there were 124,111,436 shares and 110,217,322 shares of Common Stock issued and outstanding, respectively, and no shares issued or outstanding of preferred stock.

Share Repurchase Program

In October 2024, the Board authorized a share repurchase program under which the Company may repurchase up to $200.0 million of outstanding Common Stock through December 31, 2026. During the year ended December 31, 2025, the Company repurchased 16,380 shares of Common Stock through open-market purchases, pursuant to the share repurchase program, at an average price, including commission, of $12.21 per share, for an aggregate purchase price of $200,000. As of December 31, 2025, $199.8 million remains available for repurchase.

The shares may be repurchased from time to time in open market transactions at prevailing market prices, through block trades, in privately negotiated transactions, through derivative transactions or by other means and in accordance with federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors including management's assessment of the intrinsic value of the Company’s Common Stock, the market price of the Company’s Common Stock, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, applicable legal requirements, and other considerations. The exact number of shares to be repurchased by the Company is not guaranteed, and the program may be suspended, modified, or discontinued at any time without prior notice.

Any such share repurchases may be subject to a 1% U.S. federal excise tax, which was enacted pursuant to the IRA and generally applies to certain repurchases of stock by publicly traded U.S. corporations after December 31, 2022. Subject to certain exceptions and adjustments, the excise tax equals 1% of the fair market value of the stock repurchased by a corporation during the applicable tax year. The repurchase amount subject to the excise tax is generally reduced by the fair market value of any stock issued by a corporation during a taxable year, including the fair market value of any stock issued or provided to employees of a corporation or employees of certain of its subsidiaries. In the past, there have been proposals to increase the amount of the excise tax from 1% to 4%; however, it is unclear whether such a change in the amount of the excise tax will be enacted and, if enacted, how soon any change would take effect.

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

In connection with the assumption of the LTIP, the Company also assumed the remaining share reserves available for issuance under the LTIP, subject to applicable adjustments to relate to the Company’s Common Stock. Subject to adjustment in accordance with the terms of the LTIP, 10,270,000 shares of Common Stock have been reserved for issuance pursuant to awards under the LTIP. If an award under the LTIP is forfeited, settled for cash or expires without the actual delivery of shares, any shares subject to such award will again be available for new awards under the LTIP. The LTIP will be administered by the Compensation Committee (the “Compensation Committee”) of the Board. We had 6,628,623 shares of the Company’s Common Stock available for future grants as of December 31, 2025. We account for the awards granted under the LTIP as compensation cost measured at the fair value of the award on the date of grant.

Restricted Stock Units

RSUs represent the right to receive shares of the Company’s Common Stock at the end of the vesting period in an amount equal to the number of RSUs that vest. The granted RSUs vest and become exercisable with respect to employees in three equal installments starting on the first anniversary of the date of grant and, with respect to directors, on the one-year anniversary of the date of grant, so long as the participant either remains continuously employed or continues to provide services to the Board, as applicable. The RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases providing services to the Company prior to the date the award vests. If the participant’s employment with or service to the Company is terminated for cause or without good reason prior to the vesting of all of the RSUs, and unless such termination is a “Qualifying Termination” or due to a “Change in Control” as defined in the applicable RSU agreement, any unvested RSUs will generally terminate automatically and be forfeited without further notice and at no cost to the Company. In the event the Company declares and pays a dividend in respect of its outstanding shares of Common Stock and, on the record date for such dividend, the participant holds RSUs that have not been settled, we will record the amount of such dividend in a bookkeeping account and pay to the participant an amount in cash equal to the cash dividends the participant would have received if the participant was the holder of record, as of such record date, of a number of shares of Common Stock equal to the number of RSUs held by the participant that had not been settled as of such record date, such payment to be made on or within 60 days following the date on which such RSUs vest. The stock-based compensation expense of such RSUs was determined using the closing prices on the grant date. We account for forfeitures as they occur. We recognized stock-based compensation related to RSUs of $21.9 million, $15.5 million, and $4.3 million for the years ended December 31, 2025, 2024, and 2023, respectively. Changes in non-vested RSUs outstanding under the LTIP during the years ended December 31, 2025, 2024, and 2023 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	—	$—
Granted	1,661,173	$20.96
Vested	(25,000)	$15.99
Forfeited	—	$—
Non-vested at December 31, 2023	1,636,173	$21.04
Granted	790,677	$22.13
Vested	(579,770)	$20.69
Forfeited	(112,316)	$20.28
Non-vested at December 31, 2024	1,734,764	$21.69
Granted	968,680	$16.87
Vested	(908,039)	$20.94
Forfeited	(153,325)	$19.76
Non-vested at December 31, 2025	1,642,080	$19.14

The total fair value of shares vested during the year ended December 31, 2025 was $19.0 million. There was approximately $21.4 million of unrecognized compensation expense relating to outstanding RSUs as of December 31, 2025. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.2 years.

Performance Share Units

Performance share units (“PSUs”) represent the right to receive one share of Common Stock multiplied by the number of PSUs that become earned, and the number of PSUs that may vest range from 0% to 200% of the Target PSUs (as defined in the Performance Share Unit Grant Agreement governing the PSUs (the “PSU Agreement”)), subject to the Compensation Committee’s discretion to increase the ultimate number of vested PSUs above the foregoing maximum level. Each PSU also includes a tandem dividend equivalent right, which is a right to receive an amount equal to the cash dividends made with respect to a share of Common Stock during the Performance Period (as defined in the PSU Agreement), which will be adjusted to correlate to the number of PSUs that ultimately become vested pursuant to the PSU Agreement. 616,097 PSUs (based on target) were granted in 2025 (the “2025 PSUs”). The Performance Goals (as defined in the PSU Agreement) for the 2025 PSUs are based on a combination of Return on Capital Employed (“ROCE”) and “Relative TSR” (each, as defined in the PSU Agreement), with 25% weight applied to ROCE and 75% weight applied to Relative TSR, each as measured during the three-year Performance Period ending December 31, 2027. The vesting level is calculated based on the actual total stockholder return achieved during the Performance Period. The fair value of such PSUs was determined using a Monte Carlo simulation and will be recognized over the applicable Performance Period. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award. Expected volatilities in the model were estimated using a historical period consistent with the Performance Period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant. We recognized stock-based compensation related to PSUs of $11.3 million, $6.9 million, and $2.8 million for the years ended December 31, 2025, 2024, and 2023, respectively. Changes in non-vested PSUs outstanding under the LTIP during the years ended December 31, 2025, 2024, and 2023 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	—	$—
Granted	490,167	$20.19
Vested	(584)	$20.19
Forfeited	(16,360)	$20.19
Non-vested at December 31, 2023	473,223	$20.19
Granted	480,783	$30.47
Vested	(13,021)	$20.19
Forfeited	(24,063)	$20.19
Non-vested at December 31, 2024	916,922	$25.58
Granted	616,097	$19.18
Vested	(34,736)	$25.17
Forfeited	(55,510)	$25.39
Non-vested at December 31, 2025	1,442,773	$22.92

The total fair value of shares vested during the year ended December 31, 2025 was $0.9 million. There was approximately $12.4 million of unrecognized compensation expense relating to outstanding PSUs as of December 31, 2025. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.8 years.

The total income tax benefit of these share-based payment arrangements was $2.7 million, $2.5 million, and de minimis for the years ended December 31, 2025, 2024, and 2023, respectively.

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

As a result of the Up-C Simplification, the Company’s previous dual class structure was eliminated and the Company now trades under a single class of Common Stock. Please see Note 2 - Summary of Significant Accounting Policies - Earnings Per Share for more information.

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

The following table reflects the allocation of net income (loss) to common stockholders and EPS computations for the period indicated based on a weighted average number of shares of Common Stock outstanding for the period (in thousands, except per share data):

	For the Year Ended
	December 31,
	2025	2024	2023
Numerator:
Net income (loss)	$(50,304)	$59,944	$226,493
Less: Pre-IPO net income attributable to Atlas Sand Company, LLC			54,561
Less: Net income attributable to redeemable noncontrolling interest			66,503
Net income (loss) attributable to Atlas Energy Solutions Inc.	$(50,304)	$59,944	$105,429
Denominator:
Basic weighted average shares outstanding	122,435	108,235	70,450
Dilutive potential of restricted stock units	—	299	85
Dilutive potential of performance share units	—	642	500
Diluted weighted average shares outstanding (1)	$122,435	$109,176	$71,035

Basic EPS attributable to holders of New Atlas Common Stock	$(0.41)	$0.55	$1.50
Diluted EPS attributable to holders of New Atlas Common Stock (1)	$(0.41)	$0.55	$1.48
(1) Shares of Old Atlas Class A Common Stock issued in exchange for Operating Units did not have a dilutive effect on EPS and were not included in the EPS calculation.

The basic and diluted EPS for the year ended December 31, 2023, represents only the period from the IPO date to December 31, 2023, which represents the period wherein the Company had outstanding common stock.

We had a net loss for the year ended December 31, 2025. Accordingly, our diluted loss per share calculation was equivalent to our basic loss per share calculation since diluted loss per share excluded any assumed exercise of equity awards. These were excluded because they were deemed to be anti-dilutive, meaning their inclusion would have reduced the reported net loss per share in the applicable period.

The following potentially dilutive average shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	For the Year Ended
	December 31,
(in thousands, except per share amounts)	2025	2024	2023
RSUs excluded	1,238	1,276	435
PSUs excluded	179	101	—

Note 14—Income Taxes

Atlas Inc. is a corporation and is subject to U.S. federal, state and local income taxes. In March 2023, Atlas Inc. completed its initial public offering of 18,000,000 shares of Old Atlas Class A Common Stock at a price to the public of $18.00 per share, and in October 2023, Old Atlas and the Company completed the Up-C Simplification. Prior to the initial public offering, Atlas Predecessor was treated as a partnership for U.S. federal income tax purposes and, therefore, was not subject to U.S. federal income tax at an entity level during the periods prior to the initial public offering. In addition, prior to the Up-C Simplification, Atlas Operating was treated as a partnership for U.S. federal income tax purposes, and as a result, a portion of our net taxable income was allocable for U.S. federal income tax purposes to the non-controlling interest holders of Atlas Operating, who generally incurred U.S. federal, state and local income taxes on their share of such net taxable income, instead of Atlas Inc. Following the Up-C Simplification, all the interests of Atlas Operating are now held directly or indirectly by Atlas Inc., and Atlas Inc. is subject to U.S. federal income tax on all of Atlas Operating’s net taxable income.

The tax implications of the Reorganization, the IPO and the tax impact of Atlas Inc.’s status as a taxable corporation subject to U.S. federal income tax, in each case, as of their effective dates, have been reflected in the accompanying Financial Statements. On March 13, 2023, the date on which the Company completed the IPO, a corresponding deferred tax liability of approximately $27.5 million was recorded associated with the differences between the tax and book basis of the investment in Atlas LLC. The offset of the deferred tax liability was recorded to additional paid-in capital.

The tax implications of the Up-C Simplification as of the effective date have been reflected in the accompanying Financial Statements. On October 2, 2023, a corresponding deferred tax liability of approximately $64.0 million was recorded associated with the exchange of the redeemable noncontrolling interest in Old Atlas for shares of the Company’s Common Stock. The offset of the deferred tax liability was recorded to additional paid-in capital.

For the years ended December 31, 2025, 2024, and 2023, the effective combined U.S. federal and state income tax rate was 26.2% 20.9%, and 12.2%, respectively. For the year ended December 31, 2025, the Company recognized an income tax benefit of $(17.9) million, and for the years ended December 31, 2024, and 2023, the Company recognized income tax expense of $15.8 million and $31.4 million, respectively.

The components of the income tax provision are as follows (in thousands):

	For the Year Ended
	December 31,
	2025	2024	2023
Current income tax provision:
Federal	$—	$—	$—
State	(380)	834	2,177
Total:	$(380)	$834	$2,177
Deferred income tax provision:
Federal	$(15,676)	$12,805	$28,627
State	(1,819)	2,197	574
Total:	$(17,495)	$15,002	$29,201
Income tax provision (benefit)	$(17,875)	$15,836	$31,378

The effective tax rate on pre-tax income differs from the federal statutory rate of 21% for the years ended December 31, 2025, 2024, and 2023 due to the following (in thousands, except effective tax rates):

	For the Year Ended
	December 31,
	2025		2024		2023
Effective Rate Reconciliation	Amount	Percent	Amount	Percent	Amount	Percent
Federal tax (benefit) at statutory rates	$(14,318)	21.0%	$15,914	21.0%	$54,153	21.0%

Reconciling items
State tax provision (benefit), net of federal income tax effect	(1,771)	2.6%	2,394	3.2%	2,173	0.8%
Non-taxable or non-deductible items
Expenses	733	(1.1)%	875	1.2%	274	0.1%
Executive compensation	866	(1.3)%	565	0.7%	426	0.2%
Equity compensation	2,097	(3.1)%	1,127	1.5%	—	—
Percentage depletion	(6,715)	9.9%	(7,556)	(10.0)%	—	—
Transaction costs	1,099	(1.6)%	1,814	2.4%	—	—
Other
Basis adjustments for partnership liquidations	—	—	703	0.9%	—	—
Pre-IPO activity	—	—	—	—	(11,526)	(4.4)%
Non-controlling interest	—	—	—	—	(14,140)	(5.5)%
Other	134	(0.2)%	—	—	18	0.0%
Total income tax provision (benefit)	$(17,875)	26.2%	$15,836	20.9%	$31,378	12.2%

State income taxes are primarily attributable to Texas, which represents more than 50% of the total state tax provision (benefit) for the years ended December 31, 2025, 2024, and 2023.

The income taxes paid (net of refunds) by the Company are as follows (in thousands):

	For the Year Ended
	December 31,
	2025	2024	2023
Federal	$9	$—	$9,420
State
Colorado	95	—	—
Texas	933	2,275	1,857
Utah	106	—	—
Other states	(229)	—	126
Total income taxes paid (net of refunds)	$914	$2,275	$11,403

The components of deferred tax assets and deferred tax liabilities are presented below (in thousands):

	For the Year Ended
	December 31,
	2025	2024
Deferred tax assets
Carryforwards	$60,843	$54,155
Employee compensation	4,417	1,864
Right-of-use liabilities	9,275	4,140
Asset retirement obligations	1,488	1,505
Other	1,309	862
Gross deferred tax assets	$77,332	$62,526
Valuation allowance	(1,636)	(1,632)
Total deferred tax assets	$75,696	$60,894
Deferred tax liabilities
Amortizable intangible assets	$(35,702)	$(19,547)
Interest	(4,026)	—
Inventories	(5,597)	(4,697)
Property, plant and equipment	(239,691)	(235,741)
Right-of-use assets	(9,530)	(3,990)
Other	(2,772)	(3,791)
Total deferred tax liabilities	$(297,318)	$(267,766)
Deferred tax liability, net	$(221,622)	$(206,872)

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. Among other provisions, the OBBBA modified the limitation on business interest expense under Internal Revenue Code Section 163(j), which allowed the Company to deduct a greater amount of interest expense in the current year and reinstated bonus depreciation. This legislation did not have a material impact on our overall income tax provision.

As of December 31, 2025 and 2024, we have federal net operating loss carryforwards of approximately $244.3 million and $210.4 million, respectively. These losses are limited in usage to 80% of taxable income and can be carried forward indefinitely. As of December 31, 2025 and 2024, we have Internal Revenue Code Section 163(j) interest expense limitation carryforwards of $32.1 million and $34.6 million, respectively. The Internal Revenue Code Section 163(j) carryforwards result in future tax benefits of $6.9 million and $7.4 million as of December 31, 2025 and 2024, respectively, and have an indefinite carryforward period.

As of December 31, 2025, 2024, and 2023, the Company did not have any liabilities for uncertain tax positions or gross unrecognized tax benefits. Our income tax returns from 2021, 2022, 2023, and 2024 are subject to examinations by U.S. federal, state or local tax authorities.

Note 15 – Related-Party Transactions

Anthem Ventures, LLC

Anthem Ventures, LLC (“Anthem Ventures”) provides us with transportation services. Anthem Ventures is owned and controlled by our Executive Chairman, Bud Brigham. For the years ended December 31, 2025, 2024, and 2023, our aggregate expenses to Anthem Ventures for these services were approximately $0.1 million, $0.2 million, and $0.3 million, respectively. As of December 31, 2025, we did not have an outstanding accounts payable balance with this related party. As of December 31, 2024, our outstanding accounts payable to Anthem Ventures was $0.1 million. As of December 31, 2025 and 2024 we had de minimis and $0.1 million prepaid expenses with Anthem Ventures, respectively.

Additionally, we invoice Anthem Ventures for reimbursement of services provided by an employee of the Company. As of December 31, 2025, our outstanding accounts receivable to Anthem Ventures was $0.1 million. As of December 31, 2024, we did not have an outstanding accounts receivable balance with this related party.

Brigham Land Management LLC

Brigham Land Management LLC (“Brigham Land”) provides us with landman services for certain of our projects and initiatives. The services are provided on a per hour basis at market prices. Brigham Land is owned and controlled by Vince Brigham, an advisor to the Company and the brother of our Executive Chairman, Bud Brigham. For the years ended December 31, 2025, 2024, and 2023, our aggregate expenses to Brigham Land were approximately $0.6 million, $0.7 million, and $1.0 million, respectively. As of December 31, 2025 and 2024, our outstanding accounts payable to Brigham Land was de minimis and $0.1 million, respectively.

Earth Resources, LLC

Earth Resources, LLC (“Earth Resources”), formerly known as Brigham Earth, LLC, provides us with professional and consulting services as well as access to certain information and software systems. Earth Resources is owned and controlled by our Executive Chairman, Bud Brigham. For the year ended December 31, 2025, we had no expenses to this related party. For the years ended December 31, 2024, and 2023, our aggregate expenses to Earth Resources for these services were approximately $0.5 million and $0.4 million, respectively. As of December 31, 2025, we did not have an outstanding accounts payable balance with this related party. As of December 31, 2024, we had de minimis accounts payable to Earth Resources.

In a Good Mood, LLC

In a Good Mood, LLC (“In a Good Mood”) provides the Company with access, at cost, to reserved space in the Moody Center in Austin, Texas for concerts, sporting events and other opportunities as a benefit to our employees and for business entertainment. In a Good Mood is owned and controlled by our Executive Chairman, Bud Brigham. For the years ended December 31, 2025, 2024, and 2023, our aggregate expenses to In a Good Mood were approximately $0.2 million, $0.3 million, and $0.2 million, respectively. As of December 31, 2025 and 2024, we did not have an outstanding accounts payable balance to In a Good Mood. As of December 31, 2025 and 2024, we had $0.2 million in prepaid expenses with In a Good Mood.

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

Up-C Simplification

Refer to Note 1 – Business and Organization for disclosures related to the Company’s Up-C Simplification.

Equity Offering

Bud Brigham, the Company’s Executive Chairman, and entities associated with Mr. Brigham, purchased an aggregate of 217,393 shares of Common Stock in the Equity Offering. Refer to Note 11 - Stockholders Equity for further discussion on the Equity Offering.

Note 16 – Business Segments

Prior to the completion of the Moser Acquisition, we operated as a single segment which reflected how our business was managed and the nature of our services. Following the Moser Acquisition, we re-evaluated our reportable segments and now report two distinct business segments, the sand and logistics segment and the power segment. The operating segments have been identified based on the Company’s management structure, revenue generating activities, and the financial data utilized by the Company’s CODM to assess segment performance and allocate resources among segments.

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

Our CODM evaluates the performance of our business segments and allocates resources based on segment gross profit. Components within segment gross profit, such as revenues and cost of sales, are used to monitor actual performance. Intersegment transactions have been eliminated in the computation of gross profit and assets.

The following tables summarize selected financial information relating to our business segments (in thousands):

	Year Ended December 31,
	2025			2024			2023
	Sand & Logistics	Power	Total	Sand & Logistics	Power	Total	Sand & Logistics	Power	Total
Product revenue	$477,985	$—	$477,985	$515,434	$—	$515,434	$468,119	$—	$468,119
Service revenue	558,774	—	558,774	540,523	—	540,523	145,841	—	145,841
Rental revenue	—	58,551	58,551	—	—	—	—	—	—
Total revenue	1,036,759	58,551	1,095,310	1,055,957	—	1,055,957	613,960	—	613,960
Cost of sales (excluding depreciation, depletion and accretion expense) (1)	762,781	21,714	784,495	725,196	—	725,196	260,396	—	260,396
Depreciation, depletion and accretion expense (1)	150,486	9,662	160,148	98,747	—	98,747	39,798	—	39,798
Gross profit	$123,492	$27,175	$150,667	$232,014	$—	$232,014	$313,766	$—	$313,766
Selling, general and administrative expense (including stock-based and unit-based compensation expense of $33,227, $22,381, and $7,409, respectively)			138,829			106,223			48,608
Credit loss expense			4,778			25			28
Amortization expense of acquired intangible assets			23,547			12,316			—
Change in fair value of contingent consideration			(3,360)			—			—
Loss on disposal of assets			—			19,672			—
Insurance recovery (gain)			(2,217)			(20,098)			—
Operating income (loss)			(10,910)			113,876			265,130
Interest (expense), net			(57,996)			(38,647)			(7,689)
Other income (expense), net			727			551			430
Income (loss) before income taxes			(68,179)			75,780			257,871
Income tax expense (benefit)			(17,875)			15,836			31,378
Net income (loss)			$(50,304)			$59,944			$226,493

(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

The following tables reconcile segment total assets and capital expenditures incurred (in thousands):

	December 31, 2025	December 31, 2024
Sand & Logistics	$1,946,298	$1,972,652
Power	282,130	—
Total assets	$2,228,428	$1,972,652

	Years Ended December 31,
	2025	2024	2023
Sand & Logistics	$114,112	$371,035	$431,618
Power	27,356	—	—
Total capital expenditures incurred	$141,468	$371,035	$431,618

Note 17 – Fair Value Measurements

The following table sets forth the Company’s assets and liabilities that were recognized at fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
December 31, 2025	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration (1)	$—	$—	$1,890	$1,890
Total	$—	$—	$1,890	$1,890

(1) Contingent consideration is presented under other long-term liabilities in the consolidated balance sheets.

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

The following table summarizes the changes in the fair value of contingent consideration (in thousands):

For the Year Ended December 31, 2025
Beginning Balance	$—
PropFlow Acquisition	5,250
Fair value changes (1)	(3,360)
Ending Balance	$1,890

(1) Fair value changes are presented under change in fair value of contingent consideration on the consolidated statement of operations.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended) as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025 at a level of reasonable assurance.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

•
pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and
•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework).

Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2025.

Moser Acquisition

As disclosed in Note 3 - Acquisitions in the notes to the accompanying Financial Statements, we acquired Moser and its wholly-owned subsidiary on February 24, 2025. Moser’s total revenues constituted approximately 5.3% of total revenues as shown in our Financial Statements for the year ended December 31, 2025. The total assets of Moser acquired constituted approximately 12.7% of total assets as shown in our Financial Statements as of December 31, 2025. We excluded Moser disclosure controls and procedures that are subsumed by its internal control over financial reporting from the scope of management’s assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the guidance issued by the Staff of the SEC that an assessment of a recently acquired business’s internal controls may be omitted from management’s assessment of internal control over financial reporting for one year following the acquisition. As part of the Company’s ongoing integration activities, the Company’s financial reporting controls and procedures are in the process of being implemented with respect to the acquired Moser operations. The Company and the acquired Moser used separate accounting systems through December 31, 2025. The Financial Statements presented in this Report were prepared using information obtained from the separate accounting system.

Remediation Efforts to Address Material Weakness

As disclosed in Part II, Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, management previously identified deficiencies related to our information technology (“IT”) general controls (“ITGCs”) in the area of IT program change management and logical access controls that, when viewed in combination, aggregated to a material weakness. Specifically, management determined that we did not maintain effective controls over program change management and logical access for financially significant applications to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately. As a result, the application controls and IT-dependent manual controls that rely upon information from the impacted IT applications were also deemed ineffective as of December 31, 2024.

During the quarter ended December 31, 2025, management completed the implementation of enhanced controls and procedures to remediate the material weakness described above. The remediation actions included the implementation and evaluation of enhanced process controls around user access management and expanded documentation and review procedures to monitor, evaluate and support control effectiveness.

During the quarter ended December 31, 2025, we completed our testing and evaluation of the newly designed and implemented controls and procedures and determined that as of December 31, 2025, the controls and procedures have been in place and have operated effectively for a sufficient period of time for management to conclude the material weakness has been remediated.

Based on substantive procedures completed for the fiscal years ended December 31, 2025 and 2024, management concluded that the material weaknesses did not result in any material misstatements in our financial statements or disclosures in the current year or in our annual consolidated financial statements in the prior fiscal year in which this material weakness existed. Management further concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm, as stated in their report which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

As discussed above in Item 9A, we completed the acquisition of Moser. We are currently finalizing the integration of the business and operations acquired from Moser into our internal control over financial reporting processes. In executing this integration, we are analyzing, evaluating, and, where necessary, making changes in controls and procedures related to the business and operations. We have excluded Moser from our assessment of internal control over financial reporting as of December 31, 2025, as permitted by guidance provided by the staff of the SEC.

Except as described above and the actions taken to remediate the previously identified material weakness, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Atlas Energy Solutions Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Atlas Energy Solutions Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Atlas Energy Solutions Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Moser, which is included in the 2025 consolidated financial statements of the Company and constituted 12.7% of total assets, as of December 31, 2024 and 5.3% of revenues, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Moser.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders' and members' equity and redeemable noncontrolling interest and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 24, 2026 expressed an unqualified opinion thereon.

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

February 24, 2026

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

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item (and only such information) is incorporated by reference to our Definitive Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of December 31, 2025 (“Proxy Statement”).

We have an insider trading policy governing the purchase, sale and other dispositions of the our securities that applies to all of our personnel, including directors, officers, employees, and other covered persons. We also follow procedures for the repurchase of its securities. We believe that our insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is incorporated by reference to Exhibit 19.1 to our Annual Report on Form 10-K filed on February 25, 2025.

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

10.6	Form of Indemnification (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-41828) filed on October 3, 2023).
10.7

Registration Rights and Lock-Up Agreement, dated as of March 5, 2024, by and between Atlas Energy Solutions Inc. and the signatories thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-41828) filed on March 5, 2024).

10.8

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

10.9

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

10.10#

Credit Agreement, dated as of February 21, 2025, by and between Atlas Sand Company, LLC, as borrower, and Stonebriar Commercial Finance LLC, as administrative agent and initial lender (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Commission File No. 001-41828) filed on February 24, 2025).

10.11#

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

10.12

Registration Rights Agreement, dated as of February 24, 2025, by and between Atlas Energy Solutions Inc. and the signatory thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-41828) filed on February 24, 2025).

10.13†	Form of Restricted Stock Unit Grant Agreement (Officers) (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q (Commission File No. 001-41828) filed on May 8, 2024).
10.14†

Form of Restricted Stock Unit Grant Agreement (Section 16 Officers) (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q (Commission File No. 001-41828) filed on May 8, 2024).

10.15†	Management Change in Control Severance Plan (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q (Commission File No. 001-41828) filed on May 8, 2024).
10.16#

Executed Deferred Cash Consideration Note, dated March 5, 2024, by and between Atlas Sand Company, LLC, as borrower, and the Noteholders as defined in the agreement (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q (Commission File No. 001-41828) filed on May 8, 2024).

10.17†	Form of Performance Share Unit Grant Agreement (Officers) (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q (Commission File No. 001-41828) filed on May 8, 2024).
10.18†

Form of Performance Share Unit Grant Agreement (Section 16 Officers) (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q (Commission File No. 001-41828) filed on May 8, 2024).

10.19

Master Lease Agreement, dated as of December 26, 2025, by and between Galt Power Solutions LLC and Stonebriar Commercial Finance LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-41828) filed on December 30, 2025).

10.20#

Interim Funding Agreement, dated as of December 26, 2025, by and between Galt Power Solutions LLC and Stonebriar Commercial Finance LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Commission File No. 001-41828) filed on December 30, 2025).

10.21

Fourth Amendment to Loan, Security and Guaranty Agreement, dated as of December 26, 2025, by and among Atlas Sand Company, LLC, as borrower, certain of its subsidiaries as guarantors, the financial institutions party thereto as lenders and Bank of America, N.A., as agent for the lenders (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (Commission File No. 001-41828) filed on December 30, 2025).

19.1	Atlas Energy Solutions Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to our Annual Report on Form 10-K (Commission File No. 001-41828) filed on February 25, 2025).
21.1*	List of subsidiaries of Atlas Energy Solutions Inc.
23.1*	Consent of John T. Boyd Company.
23.2*	Consent of Ernst & Young LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1*	Mine Safety Disclosures.
96.1	John T. Boyd Company Summary of Reserves at December 31, 2023 (incorporated by reference to Exhibit 96.3 to our Annual Report on Form 10-K (Commission File No. 001-41828) filed on February 27, 2024).
96.2

John T. Boyd Company Summary of Reserves of Kermit Mine as of December 31, 2023 (incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K (Commission File No. 001-41828) filed on May 8, 2024).

96.3

John T. Boyd Company Summary of Reserves of OnCore Plants as of December 31, 2024 (incorporated by reference to Exhibit 96.3 to our Annual Report on Form 10-K (Commission File No. 001-41828) filed on February 25, 2025).

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

ATLAS ENERGY SOLUTIONS INC.

Date: February 24, 2026	By:	/s/ John Turner
John Turner
President and Chief Executive Officer

	By:	/s/ Blake McCarthy
Blake McCarthy
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ben M. Brigham	Executive Chairman	February 24, 2026
Ben M. Brigham

/s/ John Turner	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 24, 2026
John Turner

/s/ Blake McCarthy	Chief Financial Officer (Principal Accounting and Financial Officer)	February 24, 2026
Blake McCarthy

/s/ Gayle Burleson	Director	February 24, 2026
Gayle Burleson

/s/ Stacy Hock	Director	February 24, 2026
Stacy Hock

/s/ Mike Howard	Director	February 24, 2026
Mike Howard

/s/ A. Lance Langford	Director	February 24, 2026
A. Lance Langford

/s/ Mark P. Mills	Director	February 24, 2026
Mark P. Mills

/s/ Douglas Rogers	Director	February 24, 2026
Douglas Rogers

/s/ Robb L. Voyles	Director	February 24, 2026
Robb L. Voyles