Form 10-Q
period 2026-03-31
Atlas Energy Solutions Inc.
filed 2026-05-05
CIK 1984060

AESI

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 30, 2026, the registrant had 124,905,584 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Atlas Energy Solutions Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,780	$40,632
Accounts receivable, net	208,381	180,711
Accounts receivable - related parties	—	72
Inventories	12,775	13,616
Spare part inventories, net	53,299	48,110
Prepaid expenses and other current assets	21,662	24,373
Total current assets	335,897	307,514
Property, plant and equipment, net	1,561,601	1,540,813
Operating lease right-of-use assets	13,860	10,702
Finance lease right-of-use assets	56,933	33,081
Goodwill	152,903	152,903
Intangible assets, net	176,283	182,238
Other long-term assets	1,101	1,177
Total assets	$2,298,578	$2,228,428
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$101,014	$69,166
Accounts payable - related parties	25	37
Accrued liabilities	95,612	84,611
Current portion of long-term debt	65,632	40,681
Current portion of operating lease liabilities	3,136	347
Current portion of finance lease liabilities	9,339	6,427
Current portion of deferred revenue	4,668	1,404
Other current liabilities	6,691	8,391
Total current liabilities	286,117	211,064
Long-term debt, net of discount and deferred financing costs	557,040	538,240
Deferred tax liabilities	216,496	221,622
Operating lease liabilities	13,659	11,138
Finance lease liabilities	43,751	24,969
Asset retirement obligation	7,102	6,933
Other long-term liabilities	5,538	5,538
Total liabilities	1,129,703	1,019,504
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; 500,000,000 authorized; no shares issued and outstanding as of March 31, 2026 and December 31, 2025.	—	—
Common Stock, $0.01 par value, 1,500,000,000 shares authorized, 124,905,584 shares and 124,111,436 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.	1,249	1,241
Additional paid-in-capital	1,265,194	1,257,987
Accumulated deficit	(97,568)	(50,304)
Total stockholders’ equity	1,168,875	1,208,924
Total liabilities and stockholders’ equity	$2,298,578	$2,228,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atlas Energy Solutions Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Product revenue	$108,940	$139,645
Service revenue	139,113	150,609
Rental revenue	17,530	7,337
Total revenue	265,583	297,591
Cost of sales (excluding depreciation, depletion and accretion expense)	214,025	206,063
Depreciation, depletion and accretion expense	45,226	37,000
Gross profit	6,332	54,528
Selling, general and administrative expense (including stock-based compensation expense of $8,442 and $6,518, respectively)	35,746	34,412
Credit loss expense	17	—
Amortization expense of acquired intangible assets	6,371	4,785
Insurance recovery (gain)	(3,326)	—
Operating income (loss)	(32,476)	15,331
Interest (expense), net	(15,784)	(12,078)
Other income (expense), net	486	259
Income (loss) before income taxes	(47,774)	3,512
Income tax expense (benefit)	(510)	2,293
Net income (loss)	$(47,264)	$1,219

Net income (loss) per common share
Basic	$(0.38)	$0.01
Diluted	$(0.38)	$0.01
Weighted average common shares outstanding
Basic	124,626	118,245
Diluted	124,626	119,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atlas Energy Solutions Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock		Additional		Stockholders’
	Shares	Value	Paid-In-Capital	Accumulated Deficit	Equity
Balance at December 31, 2025	124,111	$1,241	$1,257,987	$(50,304)	$1,208,924
Net loss	—	—	—	(47,264)	(47,264)
Stock-based compensation	—	—	8,442	—	8,442
Issuance of Common Stock upon vesting of equity awards, net of shares withheld for income taxes	795	8	(1,235)	—	(1,227)
Balance at March 31, 2026	124,906	$1,249	$1,265,194	$(97,568)	$1,168,875

	Common Stock		Additional	Retained Earnings	Stockholders’
	Shares	Value	Paid-In-Capital	(Accumulated Deficit)	Equity
Balance at December 31, 2024	110,217	$1,102	$1,035,454	$—	$1,036,556
Net income	—	—	—	1,219	1,219
Dividends	—	—	(29,216)	(1,219)	(30,435)
Dividend equivalent rights	—	—	(649)	—	(649)
Stock-based compensation	—	—	6,518	—	6,518
Issuance of Common Stock upon vesting of equity awards, net of shares withheld for income taxes	176	2	(595)	—	(593)
Issuance of Common Stock from equity offering, net of issuance costs	11,500	115	252,955	—	253,070
Equity issued in connection with Moser Acquisition	1,728	17	35,368	—	35,385
Balance at March 31, 2025	123,621	$1,236	$1,299,835	$—	$1,301,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atlas Energy Solutions Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net income (loss)	$(47,264)	$1,219
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and accretion expense	46,883	38,264
Amortization expense of acquired intangible assets	6,371	4,785
Amortization of debt discount	1,057	1,109
Amortization of deferred financing costs	97	106
Stock-based compensation	8,442	6,518
Gain on sales of power equipment	(1,284)	—
Deferred income tax	(5,127)	1,379
Credit loss expense	17	—
Other	(51)	(122)
Changes in operating assets and liabilities:
Accounts receivable	(31,012)	(71,587)
Accounts receivable - related party	72	—
Inventories	841	2,818
Spare part inventories	(5,188)	(2,204)
Prepaid expenses and other current assets	(2,993)	5
Other long-term assets	(8)	(997)
Accounts payable	27,179	9,210
Accounts payable - related parties	(13)	(160)
Deferred revenue	3,264	(2,018)
Lease incentive receipts	2,069	—
Accrued liabilities and other liabilities	15,644	4,225
Net cash provided by (used in) operating activities	18,996	(7,450)
Investing activities:
Purchases of property, plant and equipment	(29,275)	(52,389)
Proceeds from sales of power equipment	3,336	—
Proceeds from insurance recovery	3,326	5,398
Acquisitions, net of cash acquired	—	(181,511)
Net cash used in investing activities	(22,613)	(228,502)
Financing Activities:
Proceeds from ABL credit facility	25,000	—
Principal payments on term loan borrowings	(5,190)	(4,725)
Payment on Deferred Cash Consideration Note	(11,085)	(101,252)
Payments under finance leases	(2,134)	(959)
Repayment of equipment finance notes	(2,599)	(841)
Taxes withheld on vesting equity awards	(1,227)	(595)
Proceeds from equity offering, net of issuance costs	—	253,070
Proceeds from term loan borrowings	—	188,805
Payment on ABL credit facility	—	(70,000)
Dividends	—	(30,435)
Issuance costs associated with debt financing	—	(146)
Net cash provided by financing activities	2,765	232,922
Net decrease in cash and cash equivalents	(852)	(3,030)
Cash and cash equivalents, beginning of period	40,632	71,704
Cash and cash equivalents, end of period	$39,780	$68,674
Supplemental cash flow information
Cash paid during the period for:
Interest	$13,728	$11,894
Taxes (refund)	$(2,334)	$—
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment in accounts payable and accrued liabilities	$10,668	$20,370
Acquisition consideration, equity issuance	$—	$35,385
Equipment assets acquired through debt	$35,470	$3,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atlas Energy Solutions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Business and Organization

Atlas Energy Solutions Inc., a Delaware corporation (f/k/a New Atlas HoldCo. Inc.) (“New Atlas” and together with its subsidiaries “we,” “us,” “our,” or the “Company”), was formed on June 28, 2023, pursuant to the laws of the State of Delaware, and is the successor to AESI Holdings Inc. (f/k/a Atlas Energy Solutions Inc.), a Delaware corporation (“Old Atlas”). New Atlas is a holding company and the ultimate parent company of Atlas Sand Company, LLC (“Atlas LLC”), a Delaware limited liability company and Atlas Energy Solutions Socorro, LLC (“Socorro”) (f/k/a Galt Power Solutions LLC), a Texas limited liability company. The Company has two segments, the sand and logistics segment and the power segment.

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

Power

We provide distributed power solutions through a fleet of natural gas-powered reciprocating generators and microgrids primarily supporting production and artificial lift operations across major United States resource basins.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the requirements of the SEC. All adjustments necessary for a fair presentation of the Financial Statements have been included. Such adjustments are of a normal, recurring nature. These Financial Statements include the accounts of New Atlas, Old Atlas, Atlas Sand Operating, LLC, a Delaware limited liability company, Socorro, Atlas LLC, Socorro’s wholly-owned subsidiary: Atlas Energy Solutions ProjectCo, LLC (“ProjectCo”) and Atlas LLC’s wholly-owned subsidiaries: Atlas Sand Employee Company, LLC; Atlas Sand Construction, LLC; OLC Kermit, LLC; OLC Monahans, LLC; Fountainhead Logistics, LLC; Fountainhead Transportation Services, LLC; Fountainhead Equipment Leasing, LLC; Wyatt Holdings, LLC; and Wyatt Operating, LLC.

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

The Company acquired the Permian Basin proppant production and logistics businesses and operations of Hi-Crush Inc., a Delaware corporation (“Hi-Crush”) on March 5, 2024. These Financial Statements include the accounts of Hi-Crush Operating, LLC (“Hi-Crush Operating”) (f/k/a Hi-Crush Inc.) and the following wholly-owned subsidiaries of Hi-Crush Operating: Hi-Crush LMS LLC; Hi-Crush Investments LLC; OnCore Processing LLC; Hi-Crush Permian Sand LLC; Hi-Crush PODS LLC; NexStage LLC; FB Logistics LLC; BulkTracer Holdings LLC; PropDispatch LLC; Pronghorn Logistics Holdings, LLC; and Pronghorn Logistics, LLC.

The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other period. The Financial Statements and these notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of all highly-liquid investments that are readily convertible into cash and have original maturities of three months or less when purchased. As of March 31, 2026, we have deposits of $21.4 million in an Insured Cash Sweep (“ICS”) Deposit Placement Agreement within IntraFi Network LLC facilitated by our bank. The ICS program provides the Company with access to Federal Deposit Insurance Corporation (“FDIC”) insurance for our total cash held within the ICS. We place our remaining cash deposits with high-credit-quality financial institutions. At times, a portion of our cash may be uninsured or in deposit accounts that exceed or are not covered under the FDIC limit.

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

General Receivables

General receivables result from fulfilling a performance obligation associated with a customer contract. General receivables were $118.4 million and $120.6 million as of March 31, 2026 and December 31, 2025, respectively, for amounts invoiced with customers. We recognized de minimis credit loss expense for the three months ended March 31, 2026. We did not recognize credit loss expense for the three months ended March 31, 2025.

Shortfall Receivables

Shortfall receivables result when a customer does not meet the minimum purchases over a period of time defined in the applicable contract. Shortfall receivables were $36.1 million and $34.2 million as of March 31, 2026 and December 31, 2025, respectively, for amounts invoiced with customers. We did not recognize credit loss expense for both the three months ended March 31, 2026 and 2025.

As of both March 31, 2026 and December 31, 2025, we had $4.6 million in allowance for credit losses. Allowance for credit losses is included in accounts receivable on the condensed consolidated balance sheets.

As of March 31, 2026, three customers represented 21.5%, 20.9%, and 16.7% of the Company’s outstanding accounts receivable trade balance. As of December 31, 2025, three customers represented 20.9%, 17.3%, and 10.0% of the Company’s outstanding accounts receivable trade balance.

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

Other Intangible Assets

Other intangible assets consist of internal-use software. The Company applies the provisions of ASC 350, “Intangibles-Goodwill and Other.” Costs associated with the acquisition of an internal-use software are capitalized when incurred and amortized over the estimated useful life of the license or application, which is generally 1 to 5 years. As of March 31, 2026 and December 31, 2025, the balance of other intangible assets was $5.9 million and $5.4 million, respectively.

Amortization expense associated with the other intangibles was $0.4 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively. The amortization expense is recorded in depreciation, depletion and accretion expense in the condensed consolidated statements of operations and condensed consolidated statements of cash flows.

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

Fixed assets are carried at historical cost. Fixed assets, other than plant facilities associated with productive, depletable properties, are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Plant facilities and equipment	1 – 40 years
Furniture and office equipment	3 – 15 years
Computer and network equipment	3 – 7 years
Buildings and leasehold improvements	5 – 40 years
Logistics equipment (1)	2 – 40 years
Power equipment (2)	1 – 15 years

(1) Logistics equipment consists of our fleet of fit-for-purpose trucks and trailers, wellsite equipment, and the Dune Express.

(2) Power equipment consists of our fleet of generators and microgrids and equipment utilized to service the fleet.

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

We routinely sell new and used power equipment and invest in new power equipment in order to manage repair and maintenance costs, as well as the composition and size of our power fleet. We also sell used power equipment in response to customer demand for the power equipment. These sales are recorded within product revenue on the condensed consolidated statements of operations.

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

The estimated liability is based on third-party estimates of costs to abandon, including estimated economic lives and external estimates as to the cost to bring the land to a state required by the lease agreements. The Company utilized a discount rate reflecting management’s best estimate of the credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in the estimated costs, changes in the economic life or if federal or state regulators enact new requirements regarding the abandonment. Accretion expense was $0.2 million for both the three months ended March 31, 2026 and 2025. Accretion is recorded on the condensed consolidated statements of operations in depreciation, depletion and accretion expense. The current portion of the asset retirement obligation, $1.8 million, is recorded within other current liabilities and the long-term portion, $7.1 million, is recorded within asset retirement obligations on the Company’s condensed consolidated balance sheets.

Changes in the asset retirement obligations are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Beginning Balance	$9,225	$7,817
Accretion expense	214	189
Settlements	(504)	(483)
Ending Balance	$8,935	$7,523

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

As of the dates indicated, our debt consisted of the following (in thousands):

	At March 31, 2026		At December 31, 2025
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value	Valuation Technique
Financial liabilities
Outstanding principal amount of the 2025 Term Loan Credit Facility	$496,418	$577,860	$500,761	$590,526	Level 2 – Market Approach
Outstanding principal amount of the 2023 ABL Credit Facility	$75,000	$75,000	$50,000	$50,000	Level 1 – Quoted Prices
Outstanding amount of the other indebtedness	$51,254	$51,254	$18,383	$18,383	Level 1 – Quoted Prices
Outstanding principal amount of the Deferred Cash Consideration Note	$—	$—	$9,777	$9,985	Level 2 – Market Approach

(a) Net of discount and deferred financing costs

•
Our 2025 Term Loan Credit Facility (defined in Note 8 - Debt) with Stonebriar Commercial Finance LLC (“Stonebriar”), pursuant to which Stonebriar extended a $540.0 million single advance term loan, bears interest at a rate equal to 9.51% per annum. The loan is payable in eighty-five consecutive monthly installments, consisting of forty-eight monthly installments of combined principal and interest, thirty-six installments of interest only payments, and a final payment of the remaining outstanding principal balance at maturity. As of March 31, 2026 and December 31, 2025, the fair value of debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments. These inputs are not quoted prices in active markets, but they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs.
•
The carrying amount of the Company’s 2023 ABL Credit Facility (defined in Note 8- Debt) approximated fair value as it bears interest at variable rates over the term of the loan. Therefore, we have classified this long-term debt as Level 1 of the fair value hierarchy.
•
We believe the fair value of our other indebtedness approximates the carrying value. This balance is comprised of equipment financing agreements. We considered the rates entered into for 2026 equipment financing agreements for the same equipment. Therefore we have classified this debt as Level 1 of the fair value hierarchy.
•
The Deferred Cash Consideration Note (defined in Note 8- Debt) entered into in connection with the Hi-Crush Transaction (defined in Note 8- Debt) was recorded at fair value as of the acquisition date. As of December 31, 2025, the fair value of debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments. These inputs are not quoted prices in active markets, but they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs.

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

The Company is a lessor as we lease certain power equipment to customers through operating leases. These agreements are short term with terms ranging from monthly to one year. There are no renewal options that are reasonably certain to be exercised, or early termination options based on established terms specific to the individual agreement.

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

The Company generates product revenues from the sale of proppant and power equipment that customers purchase for use in the oil and gas industry. Proppant revenues are derived from product sold to customers under supply agreements, the terms of which can extend for over one year, and from spot sales through individual purchase orders executed at prevailing market rates. The Company’s proppant revenues are primarily a function of the price per ton realized and the volumes sold. Pricing structures under the supply agreements are, in certain cases, subject to certain contractual adjustments and consist of a combination of negotiated pricing and fixed pricing. These arrangements may undergo periodic negotiations regarding pricing and volume requirements, which may occur in volatile market conditions. Power equipment revenues are derived from sales agreements with customers for certain equipment.

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

The Company generates rental revenue from the power equipment leases. Revenue is based on monthly rental rates and usage. Revenue for agreements that are not considered monthly is recognized in the period earned on a straight-line basis over the term of the contract, regardless of the timing of the billing to customers, or through usage which is variable each month based on activity.

The Company recognizes revenue for product at a point in time following the transfer of control and satisfaction of the performance obligation of such items to the customer, under ASC 606, which typically occurs upon customer pick-up at the facilities for proppant and delivery for power equipment. The Company recognizes revenue for services when services are rendered to the customer and the performance obligation is satisfied. The Company’s standard collection terms are generally 30 days, with certain customer payment terms extending up to 60 days.

Certain of the Company’s contracts contain shortfall provisions that calculate agreed upon fees that are billed when the customer does not meet the minimum purchases over a period of time defined in each contract and when collectability is reasonably certain. As the Company does not have the ability to predict customers’ orders over the period, there are constraints around the ability to recognize the variability in consideration related to this condition. The Company recognized $1.9 million and $12.4 million for shortfall provision revenue for the three months ended March 31, 2026 and 2025, respectively, which was recorded in product revenue in the condensed consolidated statements of operations.

The Company’s revenue was generated in the United States for the three months ended March 31, 2026 and 2025. Revenue is disaggregated by product, service, and rental revenue. No further disaggregation of revenue information is provided.

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

Deferred Revenues

The Company occasionally receives prepayments from customers for future deliveries of product or contributions in aid of construction as well as bills customers in excess of recognizable revenue for certain power equipment rental arrangements. Amounts received from customers in advance of product deliveries or amounts billed to customer in excess of recognizable revenue are recorded as contract liabilities referred to as deferred revenues and are recognized as revenue upon delivery of the product or satisfaction of performance obligations. Certain prepayments are secured by collateral interest in certain property, plant and equipment. The Company recognized revenue of $0.2 million and $2.3 million from deferred revenue for the three months ended March 31, 2026 and 2025, respectively.

Changes in the deferred revenues balance are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Beginning Balance	$1,404	$7,755
Customer prepayment acquired in acquisitions	—	923
Consideration deferred	3,477	268
Revenue recognized	(213)	(2,286)
Ending Balance	$4,668	$6,660

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

Legal Insurance Proceeds

The Company recorded $4.8 million of insurance proceeds for the three months ended March 31, 2026 for legal expense reimbursements recorded within selling, general and administrative expense on the condensed consolidated statements of operations. Within the condensed consolidated balance sheets, $3.3 million was included in cash and cash equivalents as of March 31, 2026 and the remaining $1.5 million that has not been collected was recorded in accounts receivable as of March 31, 2026. The Company did not have legal insurance proceeds for the three months ended March 31, 2025.

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

As of March 31, 2026 and December 31, 2025, the Company did not have any liabilities for uncertain tax positions or gross unrecognized tax benefits. Our income tax returns from 2021, 2022, 2023 and 2024 are subject to examinations by U.S. federal, state or local tax authorities. The Company cannot predict or provide assurance as to the ultimate outcome of any existing or future examinations.

Recently Issued Accounting Pronouncements

Financial Instruments–Credit Losses- In July 2025, the FASB issued ASU 2025-05, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which added a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. The new standard is effective for annual periods beginning after December 15, 2025. The Company adopted ASU 2025-05 as of January 1, 2026 and there was no material impact on our condensed consolidated financial statements.

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

There have been no adjustments to consideration since December 31, 2025. Refer to the table below for the acquisition-date fair value of the consideration as of July 28, 2025 and December 31, 2025 (in thousands):

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

Key Inputs	December 31, 2025	December 31, 2026	December 31, 2027
Risk-Free Rate	4.40%	4.12%	3.92%
Continuous Risk-Free Rate	4.31%	4.04%	3.85%
Systems Revenue Discount Rate	19.75%	19.75%	19.75%
Sand and Logistics Discount Rate	19.75%	19.75%	19.75%
Systems Rental Revenue Volatility	40.10%	40.10%	40.10%
Sand and Logistics Revenue Volatility	40.10%	40.10%	40.10%
Credit Valuation Adjustment	Not Applicable	11.55%	11.34%

We will remeasure this liability at each reporting date and record changes in the fair value of the contingent consideration to the condensed consolidated statements of operations under change in fair value of contingent consideration. Increases or decreases in the fair value of the contingent consideration liability can result from changes in the passage of time, discount rates, and the timing and amount of our revenue estimates. Contingent consideration is included within other long-term liabilities on the condensed consolidated balance sheets. Refer to Note 16 - Fair Value Measurements for further discussion.

The Company has applied the acquisition method of accounting in accordance with ASC 805, “Business Combinations,” and recognized assets acquired and liabilities assumed at their fair values as of the date of acquisition, with the excess purchase consideration recorded to goodwill. The fair value of acquired property and equipment were based on both available market data and a cost approach.

The following table summarizes the allocation of the purchase price to the fair value of assets acquired and liabilities assumed as of July 28, 2025, including adjustments through the measurement period. There were no adjustments since December 31, 2025. Refer to the table below (in thousands):

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

There have been no adjustments to consideration since December 31, 2025. Refer to the table below for the acquisition-date fair value of the consideration as of February 24, 2025 and December 31, 2025 (in thousands):

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

The following table summarizes the allocation of the purchase price to the fair value of assets acquired and liabilities assumed as of February 24, 2025, including adjustments through the measurement period. There were no adjustments since December 31, 2025. Refer to the table below (in thousands):

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

Note 4 – Goodwill and Acquired Intangible Assets

Goodwill

Changes in the carrying value of goodwill (in thousands):

	Sand & Logistics	Power	Total
Balance at December 31, 2025	$75,574	$77,329	$152,903
Acquisitions	—	—	—
Balance at March 31, 2026	$75,574	$77,329	$152,903

The Company has applied the acquisition method of accounting in accordance with ASC 805, “Business Combinations,” and recognized assets acquired and liabilities assumed from acquisitions at their fair value as of the date of acquisition, with the excess purchase consideration recorded to goodwill. Goodwill is not amortized, but is evaluated for impairment at least annually on October 1, or more frequently when events and circumstances occur indicating recorded goodwill may be impaired, no such events have occurred for the three months ended March 31, 2026 and 2025.

Acquired Intangible Assets

The following table presents the detail of acquired intangible assets other than goodwill as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026			December 31, 2025
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Customer relationships	$159,226	$(27,100)	$132,126	$159,226	$(23,124)	$136,102
Trade names	23,400	(11,281)	12,119	23,400	(9,793)	13,607
Proprietary technology	30,100	(3,922)	26,178	30,100	(2,946)	27,154
Total	$212,726	$(42,303)	$170,423	$212,726	$(35,863)	$176,863

Amortization expense recognized during the three months ended March 31, 2026 and 2025, was $6.4 million and $4.8 million, respectively, and was recorded in amortization expense of acquired intangible assets on the condensed consolidated statements of operations. Refer to Note 3 - Acquisitions for additional information over these acquired intangible assets.

Estimated future amortization expense is as follows (in thousands):

Remainder of 2026	$19,332
2027	21,600
2028	20,633
2029	20,633
2030	19,490
2031	18,873
Thereafter	49,862
Total	$170,423

The Company did not recognize impairment of definite-lived intangible assets for the three months ended March 31, 2026 and 2025.

Note 5 – Inventories

Inventories consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$2,722	$2,427
Work-in-process	7,070	8,044
Finished goods	2,983	3,145
Inventories	$12,775	$13,616

Note 6 – Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Plant facilities associated with productive, depletable properties	$311,151	$311,105
Plant equipment	854,664	853,297
Land	8,897	8,897
Furniture and office equipment	5,864	5,330
Computer and network equipment	2,310	2,310
Buildings and leasehold improvements	54,631	54,434
Power equipment	98,443	89,923
Logistics equipment	563,183	559,256
Construction in progress	95,550	46,083
Property, plant and equipment	1,994,693	1,930,635
Less: Accumulated depreciation and depletion	(433,092)	(389,822)
Property, plant and equipment, net	$1,561,601	$1,540,813

Depreciation expense recognized in depreciation, depletion and accretion expense was $41.3 million and $33.2 million for the three months ended March 31, 2026 and 2025, respectively.

Depletion expense recognized in depreciation, depletion and accretion expense was $3.3 million and $3.4 million for the three months ended March 31, 2026 and 2025, respectively.

Depreciation expense recognized in selling, general and administrative expense was $1.7 million and $1.3 million for the three months ended March 31, 2026 and 2025, respectively.

Impairment or Disposal of Long-Lived Assets and Insurance Proceeds

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” The Company did not recognize impairment of long-lived assets or loss on disposal of assets for the three months ended March 31, 2026 and 2025.

For the three months ended March 31, 2026, the Company received certain insurance proceeds of $3.3 million. These proceeds were in connection with the disposal of a dredge asset that was damaged during commissioning at one of the Kermit facilities in the third quarter of 2024. The proceeds are recorded as insurance recovery (gain) on the condensed consolidated statements of operations and as cash and cash equivalents on the condensed consolidated balance sheets for the period ended March 31, 2026. There were no insurance proceeds received for the three months ended March 31, 2025.

Note 7 – Leases

Lessor Arrangements

The Company leases power equipment to customers through operating leases. These agreements are short-term with terms ranging from monthly to one year. There are no renewal options that are reasonably certain to be exercised, or early termination options based on established terms specific to the individual agreement.

The following table presents the underlying gross assets and accumulated depreciation of power equipment leases included in property, plant and equipment, net (in thousands):

	March 31, 2026	December 31, 2025
Gross assets	$49,564	$41,700
Less: Accumulated depreciation	(7,076)	(4,344)
Net assets	$42,488	$37,356

Revenues from the leased power equipment for the three months ended March 31, 2026 and 2025, was $17.5 million and $7.3 million, respectively, which is presented as rental revenue on the condensed consolidated statements of operations.

The estimated future undiscounted cash flows from lessor revenue are not expected to be material as our lessor leases are short-term.

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

The components of lease cost were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Finance lease cost:
Amortization of right-of-use assets	$2,741	$877
Interest on lease liabilities	966	68
Operating lease cost	1,725	2,504
Variable lease cost	587	207
Short-term lease cost	26,497	19,687
Total lease cost	$32,516	$23,343

Supplemental cash flow and other information related to leases were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash inflows from operating leases (a)	$2,069	$—
Operating cash outflows from operating leases	$1,644	$2,542
Operating cash outflows from finance leases	$966	$68
Financing cash outflows from finance leases	$2,134	$959
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$3,662	$5,472
Finance leases	$26,680	$1,414

(a) The Company received lease incentives from a landlord of $2.1 million as of March 31, 2026, which is reflected as a reduction of the operating lease liability.

Lease terms and discount rates as of March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term:
Operating leases	5.0 years	4.5 years
Finance leases	5.8 years	5.5 years
Weighted-average discount rate:
Operating leases	8.3%	8.5%
Finance leases	8.5%	8.3%

Future minimum lease commitments as of March 31, 2026 are as follows (in thousands):

	Finance	Operating
Remainder of 2026	$10,359	$3,443
2027	12,325	4,012
2028	11,076	3,663
2029	10,446	3,492
2030	10,166	3,515
Thereafter	12,999	3,063
Total lease payments	$67,371	$21,188
Less imputed interest	14,281	4,393
Total	$53,090	$16,795

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

Master Lease Agreement and Interim Funding Agreement

On December 26, 2025, the Company, entered into a master lease agreement (the “Lease Agreement”) by and between Socorro, as lessee, and Stonebriar, as lessor, and an Interim Funding Agreement (the “Interim Funding Agreement” and, together with the Lease Agreement, the “Lease Documents”), by and between Socorro and Stonebriar, pursuant to which Socorro assigned a reservation agreement (the “Reservation Agreement”) for the manufacture of approximately 240 MW of power generation equipment (the “Equipment”) to Stonebriar and Stonebriar agreed to lease such power generation equipment back to Socorro.

Pursuant to the Lease Documents, Stonebriar will make periodic advances up to $385.0 million and Socorro will make payments to Stonebriar in two phases: (i) monthly rental payments in the amount of the unpaid balance of the aggregate amounts advanced by Stonebriar multiplied by a lease rate factor equal to a per annum rate equal to the sum of one-month Secured Overnight Financing Rate (“SOFR”) plus 635 basis points and (ii) once Equipment (as defined in the Interim Funding Agreement) under the Reservation Agreement is delivered to and accepted by Socorro, monthly rental payments in an amount set forth in the applicable Schedule (as defined in the Interim Funding Agreement) relating to such Equipment. The Lease Agreement provides that Socorro may terminate the Lease Agreement (x) prior to the Term Expiration Date (as defined in the Lease Agreement) for an early termination price set forth on the Schedule for such Equipment or (y) on the Term Expiration Date as set forth on the Schedule for such Equipment, in each case, subject to certain terms and conditions described in the Lease Agreement. The obligations under the Lease Agreement are guaranteed on an unsecured basis by the Company.

As of March 31, 2026, we had $70.6 million of additional leases that have not yet commenced. Certain equipment leases discussed here are a component of the purchase commitments discussed in Note 9 - Commitments and Contingencies.

Note 8 – Debt

Debt consists of the following (in thousands):

	March 31, 2026	December 31, 2025
2025 Term Loan Credit Facility	$520,609	$525,798
2023 ABL Credit Facility	75,000	50,000
Other indebtedness	51,254	18,383
Deferred Cash Consideration Note	—	10,000
Less: Debt discount, net of accumulated amortization of $10,710 and $9,667, respectively	(23,516)	(24,559)
Less: Deferred financing fees, net of accumulated amortization of $446 and $419, respectively	(675)	(701)
Less: Current portion (a)	(65,632)	(40,681)
Long-term debt	$557,040	$538,240

(a) The current portion of long-term debt reflects payments based on the terms of the 2025 Term Loan Credit Facility and other indebtedness.

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

The 2025 Term Loan Credit Facility includes a discount of $20.2 million and de minimis deferred financing fees. As discussed below (2023 Term Loan Credit Facility), the 2025 Term Loan Credit Facility also includes previously unamortized debt discount and deferred financing fees of $7.7 million associated with prior Stonebriar borrowings. These amounts are recorded as a direct reduction from the carrying amount of the debt obligation on the Company’s condensed consolidated balance sheets and are amortized to interest expense using the effective interest method. Interest expense associated with the 2025 Term Loan Credit Facility was $12.3 million and $5.5 million for the three months ended March 31, 2026 and 2025, respectively, and the interest expense associated with the discount and deferred financing costs was $0.8 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively.

In the event that the Leverage Ratio (as defined under the 2025 Term Loan Credit Agreement) as of the end of any fiscal quarter ending on or after June 30, 2025 is equal to or greater than 2.5:1.0, Atlas LLC will be required to prepay the 2025 Term Loan Credit Facility with 50% of Excess Cash Flow (as defined under the 2025 Term Loan Credit Agreement) for the fiscal quarter period most recently ended less the aggregate amount of optional prepayments of the 2025 Term Loan Credit Facility made during such period.

Atlas LLC may voluntarily redeem the loan outstanding under the 2025 Term Loan Credit Facility, provided that any such prepayment shall include a prepayment fee equal to the sum of the Make-Whole Amount (as defined in under the 2025 Term Loan Credit Agreement) plus (a) three percent (3%) of the principal amount being repaid if such prepayment occurs on or prior to February 21, 2028, (b) two percent (2%) of the principal amount being repaid if such prepayment occurs after February 21, 2028 but on or prior to February 21, 2029 and (c) one percent (1%) of the principal amount being repaid if such prepayment occurs thereafter. The Make-Whole Amount shall equal zero (0) when calculating any prepayment made after February 21, 2027. Upon the maturity of the 2025 Term Loan Credit Facility, the entire unpaid principal amount of the loan outstanding thereunder, together with interest, fees and other amounts payable in connection with the facility, will be immediately due and payable without further notice or demand.

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

As of March 31, 2026, Atlas LLC was in compliance with the covenants of the 2025 Term Loan Credit Facility.

Deferred Cash Consideration Note

On March 5, 2024, the Company completed the acquisition of Hi-Crush, in exchange for mixed consideration, subject to customary post-closing adjustments (the “Hi-Crush Transaction”), pursuant to that certain Agreement and Plan of Merger, dated February 26, 2024 (the “Hi-Crush Merger Agreement”), by and among the Company, Atlas LLC, Wyatt Merger Sub 1 Inc., a Delaware corporation and direct, wholly-owned subsidiary of Atlas LLC, Wyatt Merger Sub 2, LLC, a Delaware limited liability company and direct, wholly-owned subsidiary of Atlas LLC, Hi-Crush, each stockholder of Hi-Crush as of immediately prior to the effective time of the mergers pursuant to the Hi-Crush Merger Agreement (each a “Hi-Crush Stockholder” and, collectively, the “Hi-Crush Stockholders”), Clearlake Capital Partners V Finance, L.P., solely in its capacity as the Hi-Crush Stockholders’ representative and HC Minerals Inc., a Delaware corporation (collectively, the “Parties”).

In accordance with the Hi-Crush Merger Agreement, the Company issued a secured PIK toggle seller note in an aggregate principal amount of $111.3 million, with a final maturity date of January 31, 2026 (the “Deferred Cash Consideration Note”). The Deferred Cash Consideration Note was part of the consideration transferred and valued at fair value at the acquisition date. This amount was subject to adjustments as set forth in the Hi-Crush Merger Agreement. In January 2026, the Deferred Cash Consideration Note increased by $1.1 million in accordance with settlement terms from the Hi-Crush Merger Agreement.

The Deferred Cash Consideration Note bears interest at a rate of 5.00% per annum if paid in cash, or 7.00% per annum if paid in kind. Interest on the Deferred Cash Consideration Note is payable quarterly in arrears beginning March 29, 2024 through maturity. Interest expense associated with the Deferred Cash Consideration Note was de minimis and $0.7 million for the three months ended March 31, 2026 and 2025, respectively.

The Deferred Cash Consideration Note included $4.6 million of debt discount and approximately $0.1 million deferred financing costs. The discount and deferred financing costs are a direct reduction from the carrying amount of the debt obligation on the Company’s condensed consolidated balance sheets and are amortized to interest expense using the effective interest method. Interest expense associated with the discount and deferred financing costs were approximately $0.2 million and $0.6 million in total for the three months ended March 31, 2026 and 2025, respectively.

Atlas LLC’s obligations under the Deferred Cash Consideration Note are secured by certain of the assets acquired in connection with the Hi-Crush Transaction. The Deferred Cash Consideration Note is also unconditionally guaranteed by Atlas LLC on an unsecured basis.

Repayment of the Deferred Cash Consideration Note

In February 2025, the Company used a portion of the proceeds from the Equity Offering, defined in Note 10 - Stockholders Equity, to repay $101.3 million of the outstanding principal balance of the Deferred Cash Consideration Note. The remaining $11.1 million of principal was paid at maturity.

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

Atlas LLC may also request swingline loans under the 2023 ABL Credit Agreement in an aggregate principal amount not to exceed $7.5 million. During the three months ended March 31, 2026 and the year ended December 31, 2025, Atlas LLC had no outstanding swingline loans under the 2023 ABL Credit Facility.

Borrowings under the 2023 ABL Credit Facility bear interest, at Atlas LLC’s option, at either a base rate or Term SOFR (as defined in the 2023 ABL Credit Agreement), as applicable, plus an applicable margin based on average Availability as set forth in the 2023 ABL Credit Agreement. Term SOFR loans bear interest at Term SOFR for the applicable interest period plus an applicable margin, which ranges from 1.50% to 2.00% per annum based on average Availability as set forth in the 2023 ABL Credit Agreement. Base rate loans bear interest at the applicable base rate, plus an applicable margin, which ranges from 0.50% to 1.00% per annum based on average Availability as set forth in the 2023 ABL Credit Agreement. In addition to paying interest on outstanding principal under the 2023 ABL Credit Facility, Atlas LLC is required to pay a commitment fee which ranges from 0.375% per annum to 0.500% per annum with respect to the unutilized commitments under the 2023 ABL Credit Facility, based on the average utilization of the 2023 ABL Credit Facility. Atlas LLC is required to pay customary letter of credit fees, to the extent that one or more letter of credit is outstanding. For both the three months ended March 31, 2026 and 2025, we recognized $0.1 million of interest expense, unutilized commitment fees and other fees under the 2023 ABL Credit Facility, classified as interest expense. The 2023 ABL credit facility included $1.0 million in deferred financing costs that are recorded under other long-term assets on the condensed consolidated balance sheets and are amortized on a straight-line basis over the life of the agreement.

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

On March 5, 2024 and November 12, 2024, the Company drew down $50.0 million and $20.0 million, respectively, under the 2023 ABL Credit Facility for general corporate purposes. In February 2025, the Company used a portion of the proceeds from the Equity Offering, defined in Note 10 - Stockholders Equity, to repay the $70.0 million of the outstanding principal balance of the 2023 ABL Credit Facility.

On July 25, 2025, the Company drew down $25.0 million under the 2023 ABL Credit Facility to fund cash consideration for the PropFlow Acquisition. On October 30, 2025 and January 30, 2026, the Company drew down $25.0 million and $25.0 million, respectively, under the 2023 ABL Credit Facility for general corporate purposes. The Company had interest expense of $1.0 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively. The draw included $0.3 million in debt issuance costs and $0.5 million in deferred financing costs. These costs are recorded under other long-term assets on the condensed consolidated balance sheets and are amortized on a straight-line basis over the life of the agreement. Interest expense associated with the amortization of these costs were $0.1 million for both the three months ended March 31, 2026 and 2025.

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

As of March 31, 2026, Atlas LLC had $75.0 million in outstanding borrowings and $0.3 million in outstanding letters of credit under the 2023 ABL Credit Facility. Additionally, as of March 31, 2026, the Borrowing Base was $125.0 million, and Availability was $49.7 million.

The 2023 ABL Credit Facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of March 31, 2026, the Company was in compliance with the covenants under the 2023 ABL Credit Facility.

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

The ABL Amendment increased the revolving credit commitment to $125.0 million. The existing lenders increased their commitment by $25.0 million which resulted in a debt modification under ASC 470, “Debt.” The ABL Amendment also added a new lender with a $25.0 million commitment, thus creating a new debt arrangement under ASC 470, “Debt.” The deferred financing costs and debt issuance cost will be amortized on a prospective basis over the term of the agreement. The maturity date of the 2023 ABL Credit Agreement was extended from February 22, 2028 to the earliest of (a) February 26, 2029; (b) the date that is 91 days prior to the maturity date for any portion of the Term Loan Debt (as defined in the ABL Amendment); or (c) any date on which the aggregate Commitments terminate hereunder.

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

The Fourth ABL Amendment permitted the Company to form Socorro and to unconditionally guarantee Socorro’s obligations under the Lease Agreement.

Other Indebtedness

The Company has other indebtedness of $51.3 million of equipment finance notes as of March 31, 2026. There was $0.4 million and de minimis interest expense for the three months ended March 31, 2026 and 2025, respectively. These equipment finance notes have terms ending in April 2026 through December 2032 and certain interest rates ranging from 2.24% to 10.89%.

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

On March 1, 2024, the Company entered into a pooling agreement with the General Land Office of Texas that establishes a pooled unit across our fee owned lands and leased lands at the Kermit property. The pooling agreement has a current effective blended royalty rate of 5.86% on the sales of two of the Kermit plants. This pooling agreement increases our operational flexibility by establishing a framework to efficiently mine across our fee owned lands and leased lands interchangeably.

Royalty expense associated with these agreements is recorded as the product is sold and is included in cost of sales. Royalty expense associated with these agreements were less than 5% of cost of sales for both the three months ended March 31, 2026 and 2025.

Standby Letters of Credit

As of both March 31, 2026 and December 31, 2025, we had $0.3 million outstanding in standby letters of credit issued under the 2023 ABL Credit Facility.

Purchase Commitments

In connection with our normal operations, we enter short-term purchase obligations for products and services.

In October 2024, we entered into an agreement to purchase dredge equipment in the amount of approximately $9.8 million with a 25% downpayment applied at placement of the order with the remaining 75% to be paid during delivery and assembly, subject to customary terms and conditions. Delivery of equipment is expected to occur in 2026. As of March 31, 2026, we have spent $7.1 million and have $2.7 million outstanding on this commitment expected to be spent in 2026.

In November 2024, we entered into an agreement to purchase logistics equipment for approximately $32.8 million with a 40% downpayment, monthly progress billings, and balance due at readiness to ship, subject to customary terms and conditions. Delivery of certain equipment occurred in 2025 and the remaining delivery is expected to take place in 2026. Subsequent to the purchase agreement, we entered into a lease financing agreement, refer to Note 7 - Leases for further discussion. As of March 31, 2026, there has been $30.0 million spent and $2.8 million outstanding on this commitment expected to be spent in 2026.

In February 2025, we entered into an agreement to purchase logistics equipment for approximately $15.8 million with progress billings, subject to customary terms and conditions and applicable shipping and taxes. Under the agreement, we elected to purchase approximately $7.9 million of additional logistics equipment in 2025 and approximately $7.9 million of additional logistics equipment in 2026, subject to customary terms and conditions and applicable shipping and taxes. Delivery of certain equipment occurred in 2025 and the remaining delivery is expected to take place in 2026. Subsequent to the purchase agreement, we entered into a lease financing agreement, refer to Note 7 - Leases for further discussion. As of March 31, 2026, there has been $25.3 million spent and $6.3 million outstanding on these commitments expected to be spent in 2026.

In March 2025, a vendor reached key performance and operational milestones that committed the Company to order an initial 100 trucks by March 31, 2026. Subsequent to the purchase agreement, we entered into a debt financing agreement, refer to Note 8 - Debt for further discussion. As of March 31, 2026, we have placed an order for the 100 trucks and have purchased 36 of the 100 trucks. The remaining estimated total cost of our commitment is approximately $15.7 million based on our most recent purchase price, which is subject to change based on market pricing at the time of purchase.

In November 2025, we entered into the Reservation Agreement for the manufacture of approximately 240 MW of power generation equipment. The aggregate cost of such equipment is approximately $278.3 million. The Reservation Agreement was assigned to Stonebriar in connection with entry into the Lease Documents. The cost of the investment will be financed under the Lease Documents as progress payments become due. We expect deliveries to begin in late 2026. Pursuant to the Reservation Agreement, the parties agreed to negotiate and enter into an engineering, procurement and construction agreement governing the terms of the manufacture, delivery and installation of the equipment, which is expected to contain customary representations, warranties and agreements of the parties, indemnification obligations and other customary terms and conditions associated therewith. The Reservation Agreement and terms and conditions of sale also contain customary agreements of the parties and customary terms and conditions. As of March 31, 2026, there has been $61.1 million spent and $217.2 million outstanding on this commitment. Spend of $189.5 million is expected in 2026 with the remaining $27.7 million to occur at commissioning.

On March 4, 2026, ProjectCo entered into the Global Framework Agreement (the “GFA”) with Caterpillar Inc. (“Caterpillar”) pursuant to which Caterpillar will reserve approximately 1.4 GW (“Reserved Capacity”) of incremental power generation equipment (the “Caterpillar Equipment”) and ProjectCo will commit to purchase the Caterpillar Equipment from certain Caterpillar authorized dealers (“Participating Dealers”) based on ProjectCo’s monthly demand forecast beginning on the effective date of the GFA and ending on December 31, 2030 (the “Term”) for an initial total aggregate purchase obligation of approximately $840.0 million. The initial purchase price for the Caterpillar Equipment is subject to adjustments including annual escalations capped at 8% per year, shipping and transportation and adjustments for tariffs affecting the cost of the Caterpillar Equipment. ProjectCo must pay an annual capacity deposit of $5.0 million (“Advanced Payment”) in June of each year, beginning in 2027, which will be credited towards the purchase price of Caterpillar Equipment. Payment for the Caterpillar Equipment is structured in customary installments. As of March 31, 2026, there has been no spend with $840.0 million outstanding on this commitment. The Company expects to spend through 2029 with delivery of power equipment through 2030.

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

Note 10 – Stockholders Equity

Common Stock

The Company is authorized to issue 500,000,000 shares of preferred stock and 1,500,000,000 shares of par value $0.01 per share common stock (the “Common Stock”). As of March 31, 2026, there were 124,905,584 shares of Common Stock issued and outstanding and no shares of preferred stock issued or outstanding.

Share Repurchase Program

On October 24, 2024, the Board of Directors of the Company (the “Board”) authorized a share repurchase program under which the Company may repurchase up to $200.0 million of outstanding Common Stock until December 31, 2026. There were no shares repurchased during the three months ended March 31, 2026 and 2025. As of March 31, 2026, $199.8 million remains available for repurchase.

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

Subject to adjustment in accordance with the terms of the LTIP, 10,270,000 shares of Common Stock have been reserved for issuance pursuant to awards under the LTIP. If an award under the LTIP is forfeited, settled for cash or expires without the actual delivery of shares, any shares subject to such award will again be available for new awards under the LTIP. The LTIP will be administered by the Compensation Committee (the “Compensation Committee”) of the Board. We had 3,434,484 shares of the Company’s Common Stock available for future grants as of March 31, 2026. We account for the awards granted under the LTIP as compensation cost measured at the fair value of the award on the date of grant.

Restricted Stock Units

RSUs represent the right to receive shares of Common Stock at the end of the vesting period in an amount equal to the number of RSUs that vest. The granted RSUs vest and become exercisable with respect to employees in three equal installments starting on the first anniversary of the date of grant and, with respect to directors, on the one-year anniversary of the date of grant, so long as the participant either remains continuously employed or continues to provide services to the Board, as applicable. The RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases providing services to the Company prior to the date the award vests. If the participant’s employment with or service to the Company is terminated for cause or without good reason prior to the vesting of all of the RSUs, and unless such termination is a “Qualifying Termination” or due to a “Change in Control” as defined in the applicable RSU agreement, any unvested RSUs will generally terminate automatically and be forfeited without further notice and at no cost to the Company. In the event the Company declares and pays a dividend in respect of its outstanding shares of Common Stock and, on the record date for such dividend, the participant holds RSUs that have not been settled, we will record the amount of such dividend in a bookkeeping account and pay to the participant an amount in cash equal to the cash dividends the participant would have received if the participant was the holder of record, as of such record date, of a number of shares of Common Stock equal to the number of RSUs held by the participant that had not been settled as of such record date, such payment to be made on or within 60 days following the date on which such RSUs vest. The stock-based compensation expense of such RSUs was determined using the closing prices on the grant date. We account for forfeitures as they occur. We recognized stock-based compensation related to RSUs of $5.4 million and $4.3 million for the three months ended March 31, 2026 and 2025, respectively. Changes in non-vested RSUs outstanding under the LTIP during the three months ended March 31, 2026 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2025	1,642,080	$19.14
Granted	1,540,341	$10.13
Vested	(447,300)	$17.98
Forfeited	(27,757)	$18.74
Non-vested at March 31, 2026	2,707,364	$14.22

The total fair value of shares vested during the three months ended March 31, 2026 was $8.0 million. There was approximately $31.4 million of unrecognized compensation expense relating to outstanding RSUs as of March 31, 2026. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.4 years.

Performance Share Units

Performance share units (“PSUs”) represent the right to receive one share of Common Stock multiplied by the number of PSUs that become earned, and the number of PSUs that may vest range from 0% to 200% of the Target PSUs (as defined in the Performance Share Unit Grant Agreement governing the PSUs (the “PSU Agreement”)), subject to the Compensation Committee’s discretion to increase the ultimate number of vested PSUs above the foregoing maximum level. Each PSU also includes a tandem dividend equivalent right, which is a right to receive an amount equal to the cash dividends made with respect to a share of Common Stock during the Performance Period (as defined in the PSU Agreement), which will be adjusted to correlate to the number of PSUs that ultimately become vested pursuant to the PSU Agreement. 1,129,415 PSUs (based on target) were granted in 2026 (the “2026 PSUs”). The Performance Goals (as defined in the PSU Agreement) for the 2026 PSUs are based on a combination of Return on Capital Employed (“ROCE”) and “Relative TSR” (each, as defined in the PSU Agreement), with 25% weight applied to ROCE and 75% weight applied to Relative TSR, each as measured during the three-year Performance Period ending December 31, 2028. The vesting level is calculated based on the actual total stockholder return achieved during the Performance Period. The fair value of such PSUs was determined using a Monte Carlo simulation and will be recognized over the applicable Performance Period. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award. Expected volatilities in the model were estimated using a historical period consistent with the Performance Period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant. We recognized stock-based compensation related to PSUs of $3.0 million and $2.2 million for the three months ended March 31, 2026 and 2025, respectively. Changes in non-vested PSUs outstanding under the LTIP during the three months ended March 31, 2026 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2025	1,442,773	$22.92
Granted	1,129,415	$10.89
Vested	(449,024)	$20.59
Forfeited	(26,139)	$19.32
Non-vested at March 31, 2026	2,097,025	$16.95

The total fair value of shares vested during the three months ended March 31, 2026 was $9.2 million. There was approximately $21.7 million of unrecognized compensation expense relating to outstanding PSUs as of March 31, 2026. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of 2.2 years.

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

The following table reflects the allocation of net income (loss) to common stockholders and EPS computations for the period indicated based on a weighted average number of shares of Common Stock outstanding for the three months ended March 31, 2026 and 2025 (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income (loss)	$(47,264)	$1,219
Denominator:
Basic weighted average shares outstanding	124,626	118,245
Dilutive potential of restricted stock units	—	402
Dilutive potential of performance share units	—	1,100
Diluted weighted average shares outstanding	$124,626	$119,747

Basic EPS attributable to holders of Common Stock	$(0.38)	$0.01
Diluted EPS attributable to holders of Common Stock	$(0.38)	$0.01

We had a net loss for the three months ended March 31, 2026. Accordingly, our diluted loss per share calculation was equivalent to our basic loss per share calculation since diluted loss per share excluded any assumed exercise of equity awards. These were excluded because they were deemed to be anti-dilutive, meaning their inclusion would have reduced the reported net loss per share in the applicable period.

The following potentially dilutive average shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
(in thousands)	2026	2025
RSUs excluded	1,848	980
PSUs excluded	651	485

The tables above do not include any potential dilutive impact from conversion of the convertible senior notes as the notes were not convertible during the reporting period. Refer to Note 17- Subsequent Events- Convertible Notes Issuance for additional information.

Note 13 – Income Taxes

The Company is a corporation and is subject to U.S. federal, state and local income taxes. The effective combined U.S. federal and state income tax rate for the three months ended March 31, 2026 and 2025 was 1.1% and 65.3%, respectively. During the three months ended March 31, 2026 and 2025, we recognized an income tax benefit of $0.5 million and income tax expense of $2.3 million, respectively.

Total income tax expense for the three months ended March 31, 2026 differed from amounts computed by applying the U.S. federal statutory tax rate of 21% to pre-tax book loss for the period primarily due to the benefit of percentage depletion in excess of basis which was offset by the unfavorable impact of non-deductible Section 162(m) compensation.

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

The Company’s affiliate, Hi-Crush Inc, is currently under an Internal Revenue Service examination for the federal income tax year ended December 31, 2023. The examination is in its early stages and no findings have been proposed as of the date of this filing.

Note 14 – Related-Party Transactions

Anthem Ventures, LLC

Anthem Ventures, LLC (“Anthem Ventures”) provides us with transportation services. Anthem Ventures is owned and controlled by our Executive Chairman, Ben M. “Bud” Brigham. For the three months ended March 31, 2026 and 2025, our aggregate expenses to Anthem Ventures for these services were approximately $0.1 million and de minimis, respectively. As of both March 31, 2026 and December 31, 2025, we did not have an outstanding accounts payable balance with this related party. As of both March 31, 2026 and December 31, 2025, we had de minimis prepaid expenses with Anthem Ventures.

Additionally, we invoice Anthem Ventures for reimbursement of services provided by an employee of the Company. As of March 31, 2026 we did not have an outstanding accounts receivable balance with this related party. As of December 31, 2025, our outstanding accounts receivable to Anthem Ventures was $0.1 million.

Brigham Land Management LLC

Brigham Land Management LLC (“Brigham Land”) provides us with landman services for certain of our projects and initiatives. The services are provided on a per hour basis at market prices. Brigham Land is owned and controlled by Vince Brigham, an advisor to the Company and the brother of our Executive Chairman, Bud Brigham. For the three months ended March 31, 2026 and 2025, our aggregate expenses to Brigham Land were approximately $0.7 million and $0.1 million, respectively. As of both March 31, 2026 and December 31, 2025, our outstanding accounts payable to Brigham Land was de minimis.

Earth Resources, LLC

Earth Resources, LLC (“Earth Resources”), formerly known as Brigham Earth, LLC, provides us with professional and consulting services as well as access to certain information and software systems. Earth Resources is owned and controlled by our Executive Chairman, Bud Brigham. For the three months ended March 31, 2026, we had de minimis aggregate expenses with this related party. For the three months ended March 31, 2025, we had no expenses with this related party. As of both March 31, 2026 and December 31, 2025, we did not have an outstanding accounts payable balance with this related party.

In a Good Mood, LLC

In a Good Mood, LLC (“In a Good Mood”) provides the Company with access, at cost, to reserved space in the Moody Center in Austin, Texas for concerts, sporting events and other opportunities as a benefit to our employees and for business entertainment. In a Good Mood is owned and controlled by our Executive Chairman, Bud Brigham. For the three months ended March 31, 2026 and 2025, our aggregate expenses to In a Good Mood were approximately $0.3 million and $0.1 million, respectively. As of both March 31, 2026 and December 31, 2025, we did not have an outstanding accounts payable balance with this related party. As of both March 31, 2026 and December 31, 2025, we had $0.2 million in prepaid expenses with In a Good Mood.

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

Note 15 – Business Segments

The Company has two distinct business segments, the sand and logistics segment and the power segment. The operating segments have been identified based on the Company’s management structure, revenue generating activities, and the financial data utilized by our President and Chief Executive Officer, who is our chief operating decision maker (“CODM”), to assess segment performance and allocate resources among segments.

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

Our CODM evaluates the performance of our business segments and allocates resources based on segment gross profit (loss). Components within segment gross profit (loss), such as revenues and cost of sales, are used to monitor actual performance. Intersegment transactions have been eliminated in the computation of gross profit and assets.

The following tables summarize selected financial information relating to our business segments (in thousands):

	Three Months Ended March 31,
	2026			2025
	Sand & Logistics	Power	Total	Sand & Logistics	Power	Total
Product revenue	$105,604	$3,336	$108,940	$139,645	$—	$139,645
Service revenue	139,113	—	139,113	150,609	—	150,609
Rental revenue	—	17,530	17,530	—	7,337	7,337
Total revenue	244,717	20,866	265,583	290,254	7,337	297,591
Cost of sales (excluding depreciation, depletion and accretion expense) (1)	206,052	7,973	214,025	203,719	2,344	206,063
Depreciation, depletion and accretion expense (1)	40,078	5,148	45,226	35,911	1,089	37,000
Gross profit (loss)	$(1,413)	$7,745	$6,332	$50,624	$3,904	$54,528
Selling, general and administrative expense (including stock-based compensation expense of $8,442 and $6,518 respectively)			35,746			34,412
Credit loss expense			17			—
Amortization expense of acquired intangible assets			6,371			4,785
Insurance recovery (gain)			(3,326)			—
Operating income (loss)			(32,476)			15,331
Interest (expense), net			(15,784)			(12,078)
Other income (expense), net			486			259
Income (loss) before income taxes			(47,774)			3,512
Income tax expense (benefit)			(510)			2,293
Net income (loss)			$(47,264)			$1,219

(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

The following tables reconcile segment total assets and capital expenditures incurred (in thousands):

	March 31, 2026	December 31, 2025
Sand & Logistics	$1,966,392	$1,946,298
Power	332,186	282,130
Total assets	$2,298,578	$2,228,428

	Three Months Ended March 31,
	2026	2025
Sand & Logistics	$18,850	$36,724
Power	48,226	2,139
Total capital expenditures incurred	$67,076	$38,863

Note 16 – Fair Value Measurements

The following table sets forth the Company’s assets and liabilities that were recognized at fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
March 31, 2026	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration (1)	$—	$—	$1,890	$1,890
Total	$—	$—	$1,890	$1,890

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
December 31, 2025	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration (1)	$—	$—	$1,890	$1,890
Total	$—	$—	$1,890	$1,890

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

The following table summarizes the changes in the fair value of contingent consideration (in thousands):

Three Months Ended March 31, 2026
Beginning Balance	$1,890
Fair value changes (1)	—
Ending Balance	$1,890

(1) Fair value changes are presented under change in fair value of contingent consideration on the condensed consolidated statement of operations.

We did not have contingent consideration for the three months ended March 31, 2025.

Financial Instruments Not Carried at Fair Value:

The Company’s other financial instruments not carried at fair value consist primarily of debt instruments which are measured at carrying value. Refer to Note 2 - Summary of Significant Accounting Policies for further discussion.

Note 17 – Subsequent Events

Power Purchase Agreement

On April 1, 2026, the Company announced that Socorro entered into a five-year power purchase agreement (with options to renew for two five-year terms, up to an additional 10 years) (the “PPA”) with a technology infrastructure provider (the “Customer”), pursuant to which the Company has agreed to develop a power facility and provide dedicated on-site power generation capacity for the Customer. The equipment to be delivered pursuant to the PPA represents 50% of the 240 MW of recently ordered power generation equipment from a dealer of Caterpillar Inc. (NYSE: CAT), which was previously announced on November 3, 2025. The Company anticipates full energization during the first half of 2027, subject to customary conditions.

Convertible Notes Issuance

On April 9, 2026, the Company, issued $450.0 million aggregate principal amount of its 0.50% Convertible Senior Notes due 2031 (the “Notes” and the offering of the Notes, the “Notes Offering”), which included the exercise in full of the initial purchasers’ (the “Initial Purchasers”) option to purchase up to an additional $60.0 million principal amount of Notes. The Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of April 9, 2026, between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”).

The Notes are the Company’s senior, unsecured obligations and are (i) senior in right of payment to the Company’s indebtedness that is expressly subordinated in right of payment to the Notes; (ii) equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated; (iii) effectively junior to the Company’s secured indebtedness, to the extent of the value of the assets securing that indebtedness; and (iv) structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.

The Company will pay interest on the Notes at an annual rate of 0.50%, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2026. The Notes will mature on April 15, 2031, unless earlier converted, redeemed or repurchased. Before January 15, 2031, noteholders will have the right to convert their Notes only in certain circumstances and during specified periods. From and after January 15, 2031, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of the Company’s Common Stock, or a combination of cash and the Company’s Common Stock, at its election. The initial conversion rate is 68.9275 shares of Common Stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $14.51 per share of Common Stock and a premium of approximately 30% over the last reported sale price of $11.16 per share of the Company’s Common Stock on the New York Stock Exchange on April 6, 2026. The conversion rate and conversion price will be subject to adjustment upon the occurrence of certain events.

The Notes are redeemable, in whole or in part (subject to certain limitations described below), at the Company’s option at any time, and from time to time, on or after April 20, 2029 and prior to the 41st scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, but only if the last reported sale price per share of the Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. However, the Company may not redeem less than all of the outstanding Notes unless at least $100.0 million aggregate principal amount of Notes are outstanding and not subject to redemption as of, and after giving effect to, delivery of the relevant notice of redemption. If a fundamental change (as defined in the Indenture) occurs, then, subject to limited exceptions, noteholders may require the Company to repurchase the Note at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding any repurchase date. In addition, if the effective date of a “make-whole fundamental change” (as defined in the Indenture) occurs prior to the maturity date of the Notes or if the Company gives a notice of redemption with respect to any or all of the Notes, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Notes in connection with such make-whole fundamental change or convert its Notes called for redemption (or deemed called for redemption) in connection with such notice of redemption, as the case may be.

The Notes have customary provisions relating to the occurrence of “Events of Default” (as defined in the Indenture), which include the following: (i) a default in any payment of interest on, or payment of principal of, the Notes when due and payable (which, in the case of a default in the payment of interests on the Notes, will be subject to a 30-day cure period); (ii) a default in the Company’s obligation to convert a Note upon the exercise of the conversion right with respect thereto, if such default continues for five business days; (iii) the Company’s failure to send certain notices under the Indenture within specified periods of time; (iv) the Company’s failure to comply with certain covenants in the Indenture relating to the Company’s ability to consolidate with or merge with or into, or sell, convey, transfer or lease all or substantially all of the assets of the Company and its subsidiaries, taken as a whole, to another person (other than to one or more of the Company’s direct or indirect wholly owned subsidiaries); (v) a default by the Company in its other obligations or agreements under the Indenture or the Notes if such default is not cured or waived within 60 days after notice is given in accordance with the Indenture; (vi) certain defaults by the Company or any of its significant subsidiaries with respect to indebtedness for borrowed money of at least $50,000,000; and (vii) certain events of bankruptcy, insolvency and reorganization with respect to the Company or any of its significant subsidiaries.

If an Event of Default involving bankruptcy, insolvency and reorganization with respect to the Company occurs, then the principal amount of, and all accrued and unpaid interest on, all of the Notes then outstanding will immediately become due and payable without any further action or notice by any person. If any other Event of Default occurs and is continuing, then the Trustee, by notice to the Company, or noteholders of at least 25% of the aggregate principal amount of Notes then outstanding, by notice to the Company and the Trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the Notes then outstanding to become due and payable immediately. Notwithstanding anything to the contrary described above, the Company may elect that the sole remedy for any Event of Default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture consists, for the first 365 days after the occurrence of such Event of Default, exclusively of the right of the noteholders to receive additional interest on the Notes. If the Company has made such an election, then on the 366th day after such Event of Default (if such Event of Default is not cured or validly waived in accordance with the Indenture prior to such 366th day), such additional interest will cease to accrue and the Notes will be subject to acceleration. In the event the Company does not make such an election, or the Company has made such election but does not pay the additional interest when due, the Notes will be immediately subject to acceleration.

The Company received an estimated $386.2 million of net proceeds from the Notes, after deducting underwriting and offering fees. The Company used $49.7 million of the net proceeds to fund the cost of entering into capped call transactions, $66.2 million of the net proceeds to pay down outstanding borrowings under its Lease Documents, and $76.9 million of the net proceeds to pay down its 2023 ABL Credit Facility. The Company expects to use the remainder of the net proceeds for general corporate purposes, including to purchase a portion of the power generation equipment under the GFA, along with balance of plant and supporting equipment.

Capped Call Transactions

On April 6, 2026, concurrently with the pricing of the Notes, and on April 7, 2026, in connection with the exercise in full by the Initial Purchasers of their option to purchase additional Notes, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with an affiliate of one of the Initial Purchasers and certain other financial institutions (the “Option Counterparties”). The Capped Call Transactions initially cover, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, the number of shares of the Company’s Common Stock that initially underlie the Notes, and are expected generally to reduce potential dilution to the Company’s Common Stock upon any conversion of Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the Capped Call Transactions is initially $22.32 per share (subject to adjustment under the terms of the Capped Call Transactions), which represents a premium of 100% over the last reported sale price of $11.16 per share of the Company’s Common Stock on April 6, 2026. The cost of the Capped Call Transactions was $49.7 million.

The Capped Call Transactions are separate transactions, each entered into between the Company and the applicable Option Counterparty, and are not part of the terms of the Notes and will not change any holder’s rights under the Notes or the Indenture. Holders of the Notes will not have any rights with respect to the Capped Call Transactions.

Fifth Amendment to the 2023 ABL Credit Agreement

On April 9, 2026, Atlas LLC and certain subsidiaries of the Company entered into that certain Fifth Amendment to Loan, Security and Guaranty Agreement (the “Fifth ABL Amendment”), among Atlas LLC, as the borrower, the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent. The Fifth ABL Amendment amends that certain Loan, Security and Guaranty Agreement, dated as of February 22, 2023, as amended, to, among other things, permit the issuance of the Notes Offering and the Capped Call Transactions.

2023 ABL Credit Facility

On April 13, 2026, the Company paid the $75.0 million balance of the 2023 ABL Credit Facility along with $1.9 million of accrued interest and fees.

Master Lease Agreement and Interim Funding Agreement

On April 15, 2026, the Company paid Stonebriar $66.2 million for outstanding borrowings under its Lease Documents.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the financial statements and related notes presented in this Quarterly Report on Form 10-Q (this “Report”), as well as our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2026.

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
•
the impact of geopolitical developments and tensions, war and uncertainty in oil-producing countries (including the invasion of Ukraine by Russia, geopolitical developments involving Iran and disruptions to shipping through the Strait of Hormuz, continued instability in the Middle East, the recent events in Venezuela and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy);
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

Overview

Atlas Energy Solutions Inc., a Delaware corporation (f/k/a New Atlas HoldCo. Inc.) (“New Atlas” and together with its subsidiaries “we,” “us,” “our,” or the “Company”), was formed on June 28, 2023, pursuant to the laws of the State of Delaware, and is the successor to AESI Holdings Inc. (f/k/a Atlas Energy Solutions Inc.), a Delaware corporation (“Old Atlas”). New Atlas is a holding company and the ultimate parent company of Atlas Sand Company, LLC (“Atlas LLC”), a Delaware limited liability company and Atlas Energy Solutions Socorro, LLC (“Socorro”) (f/k/a Galt Power Solutions LLC), a Texas limited liability company. The Company has two segments, the sand and logistics segment and the power segment.

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

We also provide distributed power solutions through a fleet of natural gas-powered reciprocating generators and microgrids primarily supporting production and artificial lift operations across major United States resource basins. Our generators are designed for heavy-duty, harsh environments for mission critical power needs. Our in-house manufacturing and remanufacturing capabilities, coupled with critical in-field service, provide quality control and standardization across the fleet ensuring market-leading uptime.

Recent Developments

Power Purchase Agreement

On April 1, 2026, the Company announced that Socorro entered into a five-year power purchase agreement (with options to renew for two five-year terms, up to an additional 10 years) (the “PPA”) with a technology infrastructure provider (the “Customer”), pursuant to which the Company has agreed to develop a power facility and provide dedicated on-site power generation capacity for the Customer. The equipment to be delivered pursuant to the PPA represents 50% of the 240 MW of recently ordered power generation equipment from a dealer of Caterpillar Inc. (NYSE: CAT), which was previously announced on November 3, 2025. The Company anticipates full energization during the first half of 2027, subject to customary conditions.

Power Equipment Reservation

On March 4, 2026, Atlas Energy Solutions ProjectCo, LLC (“ProjectCo”), a Texas limited liability company and an indirect wholly owned subsidiary of the Company, entered into the Global Framework Agreement (the “GFA”) with Caterpillar Inc. (“Caterpillar”) pursuant to which Caterpillar will reserve approximately 1.4 GW (“Reserved Capacity”) of incremental power generation equipment (the “Caterpillar Equipment”) and ProjectCo will commit to purchase the Caterpillar Equipment from certain Caterpillar authorized dealers (“Participating Dealers”) based on ProjectCo’s monthly demand forecast beginning on the effective date of the GFA and ending on December 31, 2030 (the “Term”) for an initial total aggregate purchase obligation of approximately $840.0 million. The initial purchase price for the Caterpillar Equipment is subject to adjustments including annual escalations capped at 8% per year, shipping and transportation and adjustments for tariffs affecting the cost of the Caterpillar Equipment. ProjectCo must pay an annual capacity deposit of $5.0 million (“Advanced Payment”) in June of each year, beginning in 2027, which will be credited towards the purchase price of Caterpillar Equipment. Payment for the Caterpillar Equipment is structured in customary installments.

Financial Developments

Convertible Notes Issuance

On April 9, 2026, the Company issued $450.0 million aggregate principal amount of its 0.50% Convertible Senior Notes due 2031 (the “Notes” and the offering of the Notes, the “Notes Offering”), which included the full exercise of an over-allotment option for $60.0 million principal amount of Notes. The Company received an estimated $386.2 million of net proceeds from the Notes, after deducting underwriting and offering fees. The Company used $49.7 million of the net proceeds to fund the cost of entering into capped call transactions, $66.2 million of the net proceeds to pay down outstanding borrowings under its Lease Documents (defined below under Debt Agreements), and $76.9 million of the net proceeds to pay down its 2023 ABL Credit Facility (defined below under Debt Agreements). The Company expects to use the remainder of the net proceeds for general corporate purposes, including to purchase a portion of the power generation equipment under the GFA, along with balance of plant and supporting equipment.

For additional information on the terms of the Notes and related capped call transactions, refer to Note 17 - Subsequent Events of the unaudited condensed consolidated financial statements (the “Financial Statements”) included elsewhere in this Report.

Fifth Amendment to the 2023 ABL Credit Agreement

On April 9, 2026, Atlas LLC and certain subsidiaries of the Company entered into that certain Fifth Amendment to Loan, Security and Guaranty Agreement (the “Fifth ABL Amendment”), among Atlas LLC, as the borrower, the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent. The Fifth ABL Amendment amends that certain Loan, Security and Guaranty Agreement, dated as of February 22, 2023, as amended, to, among other things, permit the issuance of the Notes Offering and related capped call transactions.

2023 ABL Credit Agreement

The Company drew down $25.0 million on January 30, 2026, under the 2023 ABL Credit Facility, for general corporate purposes.

On April 13, 2026, the Company paid the $75.0 million balance of the 2023 ABL Credit Facility along with $1.9 million of accrued interest and fees.

Master Lease Agreement and Interim Funding Agreement

On April 15, 2026, the Company paid Stonebriar Commercial Finance LLC (“Stonebriar”) $66.2 million for outstanding borrowings under its Lease Documents.

Deferred Cash Consideration Note

In January 2026, the Deferred Cash Consideration Note (defined below under Debt Agreements) increased by $1.1 million in accordance with settlement terms from the Hi-Crush Merger Agreement (defined below under Debt Agreements). The remaining $11.1 million of principal was paid at maturity.

Recent Trends and Outlook

Drilling and completions activity is highly correlated to commodity prices. West Texas Intermediate crude oil averaged $71.80 per barrel in the first quarter of 2026, roughly flat versus $71.84 per barrel in the first quarter of 2025. The near-term price outlook remains volatile amid ongoing global conflict, with potential stabilization in the second half of 2026. Longer term, global economic growth, energy security priorities, and projected multi-year increases in power consumption could bolster demand for both crude and natural gas.

Demand for the Company's power generation is driven by accelerating U.S. power needs set against constrained grid infrastructure. Aging transmission and distribution networks and demand growth from data centers and reshored manufacturing are expected to drive increasing need for distributed power. Grid constraints also create bridge power opportunities for industrial and construction projects awaiting permanent grid solutions. This demand growth coincides with well-documented challenges to U.S. grid reliability and generation capacity.

How We Generate Revenue

Sand and Logistics Segment

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

Power Segment

We generate revenue through the rental of our power equipment. Power equipment rentals are performed under a variety of contract structures. We also generate product revenue from the sale of power equipment to customers. Power equipment revenues are derived from sales agreements with customers for certain equipment.

Costs of Conducting Our Business

Sand and Logistics Segment

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

Power Segment

We have expenses comprising our cost of sales (excluding depreciation, depletion, and accretion expense) of (i) direct labor costs, and related travel and lodging expenses, (ii) generator transportation costs and (iii) the costs of maintaining our equipment. A large portion of our cost of sales (excluding depreciation, depletion, and accretion expense) related to rental revenue are variable based on the number of generators deployed with customers.

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

We define Adjusted Free Cash Flow as Adjusted EBITDA less Maintenance Capital Expenditures. We define Adjusted EBITDA less Capital Expenditures as Adjusted EBITDA less cash used in investing activities. We believe that Adjusted Free Cash Flow and Adjusted EBITDA less Capital Expenditures are useful to investors as they provide measures of the ability of our business to generate cash.

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

	Three Months Ended March 31,
	2026	2025
	(Unaudited)
	(In thousands)
Net income (loss)	$(47,264)	$1,219
Depreciation, depletion and accretion expense	46,883	38,264
Amortization expense of acquired intangible assets	6,371	4,785
Interest expense	15,914	13,046
Income tax expense (benefit)	(510)	2,293
EBITDA	$21,394	$59,607
Stock-based compensation	8,442	6,518
Insurance recovery (gain) (1)	(3,326)	—
Other non-recurring costs (2)	1,750	849
Other acquisition related costs (3)	142	7,317
Adjusted EBITDA	$28,402	$74,291
Maintenance Capital Expenditures (4)	24,624	15,533
Adjusted Free Cash Flow	$3,778	$58,758

	Three Months Ended March 31,
	2026	2025
	(Unaudited)
	(In thousands)
Net income (loss)	$(47,264)	$1,219
Depreciation, depletion and accretion expense	46,883	38,264
Amortization expense of acquired intangible assets	6,371	4,785
Interest expense	15,914	13,046
Income tax expense (benefit)	(510)	2,293
EBITDA	$21,394	$59,607
Stock-based compensation	8,442	6,518
Insurance recovery (gain) (1)	(3,326)	—
Other non-recurring costs (2)	1,750	849
Other acquisition related costs (3)	142	7,317
Adjusted EBITDA	$28,402	$74,291
Capital expenditures	29,275	52,389
Acquisitions	—	181,511
Adjusted EBITDA less Capital Expenditures	$(873)	$(159,609)

	Three Months Ended March 31,
	2026	2025
	(Unaudited)
	(In thousands)
Net cash provided by (used in) operating activities	$18,996	$(7,450)
Current income tax expense (benefit) (4)	4,617	914
Change in operating assets and liabilities	(9,855)	60,708
Cash interest expense (4)	14,760	11,831
Maintenance Capital Expenditures (4)	(24,624)	(15,533)
Gain on sales of power equipment	1,284	—
Credit loss expense	(17)	—
Other non-recurring costs (2)	1,750	849
Other acquisition related costs (3)	142	7,317
Insurance recovery (gain) (1)	(3,326)	—
Other	51	122
Adjusted Free Cash Flow	$3,778	$58,758

	Three Months Ended March 31,
	2026	2025
	(Unaudited)
	(In thousands, except percentages)
Net cash provided by (used in) operating activities	$18,996	$(7,450)
Current income tax expense (benefit) (4)	4,617	914
Change in operating assets and liabilities	(9,855)	60,708
Cash interest expense (4)	14,760	11,831
Capital expenditures	(29,275)	(52,389)
Acquisitions	—	(181,511)
Gain on sales of power equipment	1,284	—
Credit loss expense	(17)	—
Other non-recurring costs (2)	1,750	849
Other acquisition related costs (3)	142	7,317
Insurance recovery (gain) (1)	(3,326)	—
Other	51	122
Adjusted EBITDA less Capital Expenditures	$(873)	$(159,609)
Adjusted EBITDA Margin	10.7%	25.0%
Adjusted EBITDA less Capital Expenditure Margin	(0.3)%	(53.6)%
Adjusted Free Cash Flow Margin	1.4%	19.7%
Adjusted Free Cash Flow Conversion	13.3%	79.1%

	Three Months Ended March 31,
	2026	2025
	(Unaudited)
	(In thousands)
Gross Profit	$6,332	$54,528
Depreciation, depletion and accretion expense	45,226	37,000
Contribution Margin	$51,558	$91,528

(1) Represents insurance recovery (gain) related to the dredge mining assets at the Kermit facility.

(2) Other non-recurring costs includes costs incurred during our 2025 Term Loan Credit Facility (defined below under Debt Agreements) transaction and other infrequent and unusual costs.

(3) Represents transactions costs incurred in connection with acquisitions, including fees paid to finance, legal, accounting and other advisors, employee retention and benefit costs, and other operational and corporate costs.

(4) A reconciliation of these items used to calculate Adjusted Free Cash Flow to comparable GAAP measures is included below.

	Three Months Ended March 31,
	2026	2025
	(Unaudited)
	(In thousands)
Current tax expense reconciliation:
Income tax expense (benefit)	$(510)	$2,293
Less: deferred tax expense	5,127	(1,379)
Current income tax expense (benefit)	$4,617	$914
Cash interest expense reconciliation:
Interest expense, net	$15,784	$12,078
Less: Amortization of debt discount	(1,057)	(1,109)
Less: Amortization of deferred financing costs	(97)	(106)
Less: Interest income	130	968
Cash interest expense	$14,760	$11,831
Maintenance Capital Expenditures, accrual basis reconciliation:
Purchases of property, plant and equipment	$29,275	$52,389
Changes in operating assets and liabilities associated with investing activities, equipment assets acquired through debt, and asset retirement obligations (5)	37,801	(13,526)
Less: Equipment assets acquired through debt and asset retirement obligations	(35,470)	(3,374)
Less: Growth capital expenditures and reconstruction of previously incurred growth capital expenditures	(6,982)	(19,956)
Maintenance Capital Expenditures, accrual basis	$24,624	$15,533

	March 31, 2026	March 31, 2025
	(Unaudited)
	(In thousands)
Total Debt	$622,672	$527,187
Discount and deferred financing costs	24,191	27,937
Finance right-of-use lease liabilities	53,090	5,971
Cash and cash equivalents	39,780	68,674
Net Debt	$660,173	$492,421

(5) Positive working capital changes reflect capital expenditures in the current period that will be paid in a future period. Negative working capital changes reflect capital expenditures incurred in a prior period but paid during the period presented. In addition, this amount includes equipment assets acquired through debt and asset retirement obligations.

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

Under the terms and conditions of the Moser Purchase Agreement, the aggregate consideration paid to the Seller in the Moser Acquisition (the “Moser Consideration”) consisted of (i) $180.0 million in cash and (ii) approximately 1.7 million shares of Common Stock (the “Moser Stock Consideration”), issued at the closing of the Moser Acquisition. The Moser Consideration is subject to customary post-closing adjustments. Additional information on these transactions can be found in Note 3 - Acquisitions of the Financial Statements included elsewhere in this Report.

Results of Operations

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2026			2025
	Sand & Logistics	Power	Total	Sand & Logistics	Power	Total
Product revenue	$105,604	$3,336	$108,940	$139,645	$—	$139,645
Service revenue	139,113	—	139,113	150,609	—	150,609
Rental revenue	—	17,530	17,530	—	7,337	7,337
Total revenue	244,717	20,866	265,583	290,254	7,337	297,591
Cost of sales (excluding depreciation, depletion and accretion expense)	206,052	7,973	214,025	203,719	2,344	206,063
Depreciation, depletion and accretion expense	40,078	5,148	45,226	35,911	1,089	37,000
Gross profit (loss)	$(1,413)	$7,745	$6,332	$50,624	$3,904	$54,528
Selling, general and administrative expense (including stock-based compensation expense of $8,442 and $6,518 respectively)			35,746			34,412
Credit loss expense			17			—
Amortization expense of acquired intangible assets			6,371			4,785
Insurance recovery (gain)			(3,326)			—
Operating income (loss)			(32,476)			15,331
Interest (expense), net			(15,784)			(12,078)
Other income (expense), net			486			259
Income (loss) before income taxes			(47,774)			3,512
Income tax expense (benefit)			(510)			2,293
Net income (loss)			$(47,264)			$1,219

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Product Revenue. Product revenue decreased by $30.7 million to $108.9 million for the three months ended March 31, 2026, as compared to $139.6 million for the three months ended March 31, 2025. Sand and logistics product revenue decreased by $34.0 million to $105.6 million for the three months ended March 31, 2026, as compared to $139.6 million for the three months ended March 31, 2025. There was a decrease in proppant prices between the periods which contributed to a $24.0 million decrease in product revenue. Additionally, a decrease in shortfall revenue contributed to a $10.5 million decrease in product revenue. The decrease was partially offset by an increase in sales volumes between periods which contributed to a $0.5 million increase in product revenue. Power product revenue is $3.3 million for the three months ended March 31, 2026 due to the sale of power equipment. There was no power product revenue for the three months ended March 31, 2025.

Service Revenue. Services revenue, which includes freight for last-mile logistics services, decreased by $11.5 million to $139.1 million for the three months ended March 31, 2026, as compared to $150.6 million for the three months ended March 31, 2025. There was a decrease in prices between the periods which contributed to a $20.9 million decrease in service revenue. The decrease was partially offset by an increase in sales volumes shipped to last-mile logistics customers between periods which contributed to a $9.4 million increase in service revenue.

Rental Revenue. Rental revenue increased by $10.2 million to $17.5 million for the three months ended March 31, 2026, as compared to $7.3 million for the three months ended March 31, 2025. The increase in rental revenue was due to three months of operations acquired in the Moser Acquisition for the three months ended March 31, 2026, as compared to one month of operations for the three months ended March 31, 2025.

Cost of sales (excluding depreciation, depletion and accretion expense). Cost of sales (excluding depreciation, depletion and accretion expense) increased by $7.9 million to $214.0 million for the three months ended March 31, 2026, as compared to $206.1 million for the three months ended March 31, 2025.

Cost of sales (excluding depreciation, depletion and accretion) related to product revenue increased by $10.8 million to $81.1 million for the three months ended March 31, 2026, as compared to $70.3 million for the three months ended March 31, 2025. Sand and logistics cost of sales related to product revenue increased by $8.7 million to $79.0 million for the three months ended March 31, 2026, as compared to $70.3 million for the three months ended March 31, 2025. This increase was due to increased production along with an increase in rentals, maintenance, and payroll expenses. Power cost of sales related to product revenue is $2.1 million for the three months ended March 31, 2026 due to the sale of power equipment. There was no power cost of sales related to product revenue for the three months ended March 31, 2025.

Cost of sales (excluding depreciation, depletion and accretion expense) related to services decreased by $6.5 million to $127.0 million for the three months ended March 31, 2026, as compared to $133.5 million for the three months ended March 31, 2025. The decrease was due to utilization of the Dune Express with shortened average drive distances for deliveries to last-mile logistics customers during the period along with a decrease in maintenance expense between periods.

Cost of sales (excluding depreciation, depletion, and accretion expense) related to rentals increased by $3.6 million to $5.9 million for the three months ended March 31, 2026, as compared to $2.3 million for the three months ended March 31, 2025. This increase was due to three months of operations acquired in the Moser Acquisition for the three months ended March 31, 2026, as compared to one month of operations for the three months ended March 31, 2025.

Depreciation, depletion and accretion expense. Depreciation, depletion and accretion expense increased by $8.2 million to $45.2 million for the three months ended March 31, 2026, as compared to $37.0 million for the three months ended March 31, 2025. Sand and logistics depreciation, depletion and accretion expense increased by $4.2 million to $40.1 million for the three months ended March 31, 2026, as compared to $35.9 million for the three months ended March 31, 2025, due to additional depreciable assets placed into service when compared to the prior period. Power depreciation, depletion and accretion expense increased by $4.0 million to $5.1 million for the three months ended March 31, 2026, as compared to $1.1 million for the three months ended March 31, 2025, due to three months of operations acquired in the Moser Acquisition for the three months ended March 31, 2026, as compared to one month of operations for the three months ended March 31, 2025.

Selling, general and administrative expense. Selling, general and administrative expense increased by $1.3 million to $35.7 million for the three months ended March 31, 2026, as compared to $34.4 million for the three months ended March 31, 2025. The increase is due to an increase of $1.9 million from stock-based compensation, an increase of $2.4 million from the power segment with three months of operations in 2026 from the Moser Acquisition as compared to one month of operations in 2025, and an increase of $3.3 million in consulting and professional fees (net of insurance proceeds, see Note 2- Summary of Significant Accounting Policies- Legal Insurance Proceeds), salaries and benefits, and other corporate expenses. This increase was partially offset by a decrease in acquisition related costs and non-recurring costs of $6.3 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.

Our selling, general and administrative expense includes the non-cash expense for stock-based compensation expense for equity awards granted to our employees. For the three months ended March 31, 2026, stock-based compensation expense was $8.4 million, as compared to $6.5 million of stock-based compensation expense for the three months ended March 31, 2025.

Amortization expense of acquired intangible assets. Amortization expense of acquired intangible assets increased by $1.6 million to $6.4 million for the three months ended March 31, 2026, as compared to $4.8 million for the three months ended March 31, 2025. The increase was primarily due to the amortization of intangible assets associated with acquisitions in 2025. See Note 3 - Acquisitions for more information.

Insurance recovery (gain). Insurance recovery is $3.3 million for the three months ended March 31, 2026, due to an insurance claim for the damaged dredge asset. See Note 6 - Property, Plant and Equipment, Net - Impairment or Disposal of Long-Lived Assets and Insurance Proceeds for more information. There was no insurance recovery for the three months ended March 31, 2025.

Interest (expense), net. Interest expense, net increased by $3.7 million to $15.8 million for the three months ended March 31, 2026, as compared to $12.1 million for the three months ended March 31, 2025. The increase is driven by the 2025 Term Loan Credit Facility and 2023 ABL Credit Facility (defined below under Debt Agreements).

Income tax expense (benefit). Income tax expense (benefit) decreased by $2.8 million to $(0.5) million for the three months ended March 31, 2026, as compared to $2.3 million for the three months ended March 31, 2025. The decrease is primarily attributable to a decrease in income before income taxes and an increase in percentage depletion in excess of basis for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity to date have been capital contributions from our owners, cash flows from operations, equity offerings, and borrowings under our previous term loan credit facilities, and our previous asset-based loan credit facilities. Going forward, we expect our primary sources of liquidity to be cash flows from operations, proceeds from the April 2026 issuance of the Notes, availability under our 2023 ABL Credit Facility as amended, funding under our Lease Documents or any other credit facility or lease agreements we enter into in the future and proceeds from any future issuances of debt or equity securities. We expect our primary use of capital will be used for investing in our business, specifically for acquisition of fit-for-purpose equipment used in our logistics platform, and power-related growth capital expenditures. In addition, we have routine facility upgrades and additional ancillary capital expenditures associated with, among other things, contractual obligations and working capital obligations.

As of March 31, 2026, we had working capital, defined as current assets less current liabilities, of $49.8 million and $49.7 million of availability under the 2023 ABL Credit Facility. Our cash and cash equivalents totaled $39.8 million.

Cash Flow

The following table summarizes our cash flow for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(Unaudited)
Consolidated Statement of Cash Flow Data:	(In thousands)
Net cash provided by (used in) operating activities	$18,996	$(7,450)
Net cash used in investing activities	(22,613)	(228,502)
Net cash provided by financing activities	2,765	232,922
Net decrease in cash	$(852)	$(3,030)

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Net Cash Provided by (used in) Operating Activities. Net cash provided by operating activities was $19.0 million and net cash used in operating activities was $7.5 million for the three months ended March 31, 2026 and 2025, respectively. Net income (loss) adjusted for non-cash items for the three months ended March 31, 2026 resulted in a cash increase of $9.2 million, as compared with a cash increase of $53.3 million for the three months ended March 31, 2025. This change was primarily due to lower earnings in 2026. Changes in net working capital for the three months ended March 31, 2026 resulted in a cash increase of $9.9 million, as compared with a cash decrease of $60.7 million for the three months ended March 31, 2025. This change was primarily due to a decrease in accounts receivable and an increase in accounts payable and accrued liabilities and other liabilities in the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.

Net Cash Used in Investing Activities. Net cash used in investing activities was $22.6 million and $228.5 million for the three months ended March 31, 2026 and 2025, respectively. The decrease in cash used is primarily attributable to the $181.5 million used in the Moser Acquisition that occurred during the three months ended March 31, 2025, as compared to no such activity for the three months ended March 31, 2026. Additionally, there was less capital spending at the Kermit and Monahans facilities, OnCore distributed mining network, Dune Express and logistics assets during the three months ended March 31, 2026 when compared to the three months ended March 31, 2025.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $2.8 million and $232.9 million for the three months ended March 31, 2026 and 2025, respectively. This decrease is primarily attributable to the $253.1 million provided in the Equity Offering (defined below under Debt Agreements) that occurred for the three months ended March 31, 2025, as compared to no such activity for the three months ended March 31, 2026. This decrease was partially offset by the $30.4 million used in dividends distributed for the three months ended March 31, 2025, as compared to no such activity for the three months ended March 31, 2026.

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

We intend to fund our capital requirements through our primary sources of liquidity, which include cash on hand, cash flows from operations, and proceeds from the April 2026 issuance of the Notes and, if needed, availability under our 2023 ABL Credit Facility and funding under our Lease Documents.

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

The 2025 Term Loan Credit Facility includes a discount of $20.2 million and de minimis deferred financing fees. As discussed below (2023 Term Loan Credit Facility), the 2025 Term Loan Credit Facility also includes previously unamortized debt discount and deferred financing fees of $7.7 million associated with prior Stonebriar borrowings. These amounts are recorded as a direct reduction from the carrying amount of the debt obligation on the Company’s condensed consolidated balance sheets and are amortized to interest expense using the effective interest method. Interest expense associated with the 2025 Term Loan Credit Facility was $12.3 million and $5.5 million for the three months ended March 31, 2026 and 2025, respectively, and the interest expense associated with the discount and deferred financing costs was $0.8 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively.

In the event that the Leverage Ratio (as defined under the 2025 Term Loan Credit Agreement) as of the end of any fiscal quarter ending on or after June 30, 2025 is equal to or greater than 2.5:1.0, Atlas LLC will be required to prepay the 2025 Term Loan Credit Facility with 50% of Excess Cash Flow (as defined under the 2025 Term Loan Credit Agreement) for the fiscal quarter period most recently ended less the aggregate amount of optional prepayments of the 2025 Term Loan Credit Facility made during such period.

Atlas LLC may voluntarily redeem the loan outstanding under the 2025 Term Loan Credit Facility, provided that any such prepayment shall include a prepayment fee equal to the sum of the Make-Whole Amount (as defined in under the 2025 Term Loan Credit Agreement) plus (a) three percent (3%) of the principal amount being repaid if such prepayment occurs on or prior to February 21, 2028, (b) two percent (2%) of the principal amount being repaid if such prepayment occurs after February 21, 2028 but on or prior to February 21, 2029 and (c) one percent (1%) of the principal amount being repaid if such prepayment occurs thereafter. The Make-Whole Amount shall equal zero (0) when calculating any prepayment made after February 21, 2027. Upon the maturity of the 2025 Term Loan Credit Facility, the entire unpaid principal amount of the loan outstanding thereunder, together with interest, fees and other amounts payable in connection with the facility, will be immediately due and payable without further notice or demand.

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

As of March 31, 2026, Atlas LLC was in compliance with the covenants of the 2025 Term Loan Credit Facility.

Deferred Cash Consideration Note

On March 5, 2024, the Company completed the acquisition of the Permian Basin proppant production and logistics businesses and operations of Hi-Crush Inc., a Delaware corporation (“Hi-Crush”), in exchange for mixed consideration, subject to customary post-closing adjustments (the “Hi-Crush Transaction”), pursuant to that certain Agreement and Plan of Merger, dated February 26, 2024 (the “Hi-Crush Merger Agreement”), by and among the Company, Atlas LLC, Wyatt Merger Sub 1 Inc., a Delaware corporation and direct, wholly-owned subsidiary of Atlas LLC, Wyatt Merger Sub 2, LLC, a Delaware limited liability company and direct, wholly-owned subsidiary of Atlas LLC, Hi-Crush, each stockholder of Hi-Crush as of immediately prior to the effective time of the mergers pursuant to the Hi-Crush Merger Agreement (each a “Hi-Crush Stockholder” and, collectively, the “Hi-Crush Stockholders”), Clearlake Capital Partners V Finance, L.P., solely in its capacity as the Hi-Crush Stockholders’ representative and HC Minerals Inc., a Delaware corporation (collectively, the “Parties”).

In accordance with the Hi-Crush Merger Agreement, the Company issued a secured PIK toggle seller note in an aggregate principal amount of $111.3 million, with a final maturity date of January 31, 2026 (the “Deferred Cash Consideration Note”). The Deferred Cash Consideration Note was part of the consideration transferred and valued at fair value at the acquisition date. This amount was subject to adjustments as set forth in the Hi-Crush Merger Agreement. In January 2026, the Deferred Cash Consideration Note increased by $1.1 million in accordance with settlement terms from the Hi-Crush Merger Agreement.

The Deferred Cash Consideration Note bears interest at a rate of 5.00% per annum if paid in cash, or 7.00% per annum if paid in kind. Interest on the Deferred Cash Consideration Note is payable quarterly in arrears beginning March 29, 2024 through maturity. Interest expense associated with the Deferred Cash Consideration Note was de minimis and $0.7 million for the three months ended March 31, 2026 and 2025, respectively.

The Deferred Cash Consideration Note included $4.6 million of debt discount and approximately $0.1 million deferred financing costs. The discount and deferred financing costs are a direct reduction from the carrying amount of the debt obligation on the Company’s condensed consolidated balance sheets and are amortized to interest expense using the effective interest method. Interest expense associated with the discount and deferred financing costs were approximately $0.2 million and $0.6 million in total for the three months ended March 31, 2026 and 2025, respectively.

Atlas LLC’s obligations under the Deferred Cash Consideration Note are secured by certain of the assets acquired in connection with the Hi-Crush Transaction. The Deferred Cash Consideration Note is also unconditionally guaranteed by Atlas LLC on an unsecured basis.

Repayment of the Deferred Cash Consideration Note

In February 2025, the Company used a portion of the proceeds from an underwritten public offering of 11.5 million shares of par value $0.01 per share common stock ( the “Common Stock”) at a public offering price of $23.00 per share on February 3, 2025 (the “Equity Offering”) to repay $101.3 million of the outstanding principal balance of the Deferred Cash Consideration Note. The remaining $11.1 million of principal was paid at maturity.

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

Atlas LLC may also request swingline loans under the 2023 ABL Credit Agreement in an aggregate principal amount not to exceed $7.5 million. During the three months ended March 31, 2026 and the year ended December 31, 2025, Atlas LLC had no outstanding swingline loans under the 2023 ABL Credit Facility.

Borrowings under the 2023 ABL Credit Facility bear interest, at Atlas LLC’s option, at either a base rate or Term Secured Overnight Financing Rate (“SOFR”) (as defined in the 2023 ABL Credit Agreement), as applicable, plus an applicable margin based on average Availability as set forth in the 2023 ABL Credit Agreement. Term SOFR loans bear interest at Term SOFR for the applicable interest period plus an applicable margin, which ranges from 1.50% to 2.00% per annum based on average Availability as set forth in the 2023 ABL Credit Agreement. Base rate loans bear interest at the applicable base rate, plus an applicable margin, which ranges from 0.50% to 1.00% per annum based on average Availability as set forth in the 2023 ABL Credit Agreement. In addition to paying interest on outstanding principal under the 2023 ABL Credit Facility, Atlas LLC is required to pay a commitment fee which ranges from 0.375% per annum to 0.500% per annum with respect to the unutilized commitments under the 2023 ABL Credit Facility, based on the average utilization of the 2023 ABL Credit Facility. Atlas LLC is required to pay customary letter of credit fees, to the extent that one or more letter of credit is outstanding. For both the three months ended March 31, 2026 and 2025, we recognized $0.1 million of interest expense, unutilized commitment fees and other fees under the 2023 ABL Credit Facility, classified as interest expense. The 2023 ABL credit facility included $1.0 million in deferred financing costs that are recorded under other long-term assets on the condensed consolidated balance sheets and are amortized on a straight-line basis over the life of the agreement.

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

On July 25, 2025, the Company drew down $25.0 million under the 2023 ABL Credit Facility to fund cash consideration for the PropFlow Acquisition. On October 30, 2025 and January 30, 2026, the Company drew down $25.0 million and $25.0 million, respectively, under the 2023 ABL Credit Facility for general corporate purposes. The Company had interest expense of $1.0 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively. The draw included $0.3 million in debt issuance costs and $0.5 million in deferred financing costs. These costs are recorded under other long-term assets on the condensed consolidated balance sheets and are amortized on a straight-line basis over the life of the agreement. Interest expense associated with the amortization of these costs were $0.1 million for both the three months ended March 31, 2026 and 2025.

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

As of March 31, 2026, Atlas LLC had $75.0 million in outstanding borrowings and $0.3 million in outstanding letters of credit under the 2023 ABL Credit Facility. Additionally, as of March 31, 2026, the Borrowing Base was $125.0 million, and Availability was $49.7 million.

The 2023 ABL Credit Facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of March 31, 2026, the Company was in compliance with the covenants under the 2023 ABL Credit Facility.

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

The ABL Amendment increased the revolving credit commitment to $125.0 million. The existing lenders increased their commitment by $25.0 million which resulted in a debt modification under ASC 470, “Debt.” The ABL Amendment also added a new lender with a $25.0 million commitment, thus creating a new debt arrangement under ASC 470, “Debt.” The deferred financing costs and debt issuance cost will be amortized on a prospective basis over the term of the agreement. The maturity date of the 2023 ABL Credit Agreement was extended from February 22, 2028 to the earliest of (a) February 26, 2029; (b) the date that is 91 days prior to the maturity date for any portion of the Term Loan Debt (as defined in the ABL Amendment); or (c) any date on which the aggregate Commitments terminate hereunder.

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

The Fourth ABL Amendment permitted the Company to form Socorro and to unconditionally guarantee Socorro’s obligations under the Lease Agreement.

Fifth Amendment to the 2023 ABL Credit Agreement

On April 9, 2026, Atlas LLC and certain subsidiaries of the Company entered into the Fifth ABL Amendment, among Atlas LLC, as the borrower, the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent. The Fifth ABL Amendment amends that certain Loan, Security and Guaranty Agreement, dated as of February 22, 2023, as amended, to, among other things, permit the issuance of the Notes Offering and related capped call transactions.

Repayment of the 2023 ABL Credit Agreement

On April 13, 2026, the Company paid the $75.0 million balance of the 2023 ABL Credit Facility along with $1.9 million of accrued interest and fees.

Other Indebtedness

The Company has other indebtedness of $51.3 million of equipment finance notes as of March 31, 2026. There was $0.4 million and de minimis interest expense for the three months ended March 31, 2026 and 2025, respectively. These equipment finance notes have terms ending in April 2026 through December 2032 and interest rates ranging from 2.24% to 10.89%.

Master Lease Agreement and Interim Funding Agreement

On December 26, 2025, the Company, entered into a master lease agreement (the “Lease Agreement”) by and between Socorro, as lessee, and Stonebriar, as lessor, and an Interim Funding Agreement (the “Interim Funding Agreement” and, together with the Lease Agreement, the “Lease Documents”), by and between Socorro and Stonebriar, pursuant to which Socorro assigned a reservation agreement (the “Reservation Agreement”) for the manufacture of approximately 240 MW of power generation equipment (the “Equipment”) to Stonebriar and Stonebriar agreed to lease such power generation equipment back to Socorro.

Pursuant to the Lease Documents, Stonebriar will make periodic advances up to $385.0 million and Socorro will make payments to Stonebriar in two phases: (i) monthly rental payments in the amount of the unpaid balance of the aggregate amounts advanced by Stonebriar multiplied by a lease rate factor equal to a per annum rate equal to the sum of one-month SOFR plus 635 basis points and (ii) once Equipment (as defined in the Interim Funding Agreement) under the Reservation Agreement is delivered to and accepted by Socorro, monthly rental payments in an amount set forth in the applicable Schedule (as defined in the Interim Funding Agreement) relating to such Equipment. The Lease Agreement provides that Socorro may terminate the Lease Agreement (x) prior to the Term Expiration Date (as defined in the Lease Agreement) for an early termination price set forth on the Schedule for such Equipment or (y) on the Term Expiration Date as set forth on the Schedule for such Equipment, in each case, subject to certain terms and conditions described in the Lease Agreement. The obligations under the Lease Agreement are guaranteed on an unsecured basis by the Company.

On April 15, 2026, the Company paid Stonebriar $66.2 million for outstanding borrowings under its Lease Documents.

Convertible Notes Issuance

On April 9, 2026, the Company issued $450.0 million aggregate principal amount of the Notes, which included the full exercise of an over-allotment option for $60.0 million principal amount of Notes. The Company received an estimated $386.2 million of net proceeds from the Notes, after deducting underwriting and offering fees. The Company used $49.7 million of the net proceeds to fund the cost of entering into capped call transactions, $66.2 million of the net proceeds to pay down outstanding borrowings under its Lease Documents, and $76.9 million of the net proceeds to pay down its 2023 ABL Credit Facility. The Company expects to use the remainder of the net proceeds for general corporate purposes, including to purchase a portion of the power generation equipment under the GFA, along with balance of plant and supporting equipment.

Refer to Note 17 - Subsequent Events for additional information on the terms of the Notes and related capped call transactions.

Critical Accounting Policies and Estimates

As of March 31, 2026, there have been no material changes to our critical accounting policies and related estimates previously disclosed in our Annual Report. Refer to the accounting policies discussed in the notes to our Financial Statements under Note 2 - Summary of Significant Accounting Policies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our business is subject to various types of market risks that include interest rate risks, market demand risks, commodity pricing risks, credit risks and inflation risks. Our risk exposure related to these items has not changed materially since December 31, 2025.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Except as set forth below, during the three months ended March 31, 2026, there have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report.

We may not have the ability to raise the funds necessary to settle conversions of the Notes for cash or to repurchase the Notes for cash upon a fundamental change, and our future indebtedness may contain limitations on our ability to pay cash upon conversion of the Notes or to repurchase the Notes.

Holders of the Notes will have the right, except in certain limited circumstances, to require us to repurchase all or any portion of their Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our Common Stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or pay cash with respect to the Notes being converted.

In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture governing the Notes or to pay any cash payable on future conversions of the Notes as required by the indenture would constitute a default under the indenture. A default under the indenture governing the Notes or the fundamental change itself could also lead to a default under our then-existing debt agreements. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.

Conversion of the Notes will dilute the ownership interest of existing stockholders, including holders who had previously converted their Notes, and may otherwise depress the price of our Common Stock.

The conversion of some or all of the Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our Common Stock upon conversion of any of the Notes. The Notes may from time to time in the future be convertible at the option of their holders prior to their scheduled terms under certain circumstances. Any sales in the public market of the Common Stock issuable upon such conversion could adversely affect prevailing market prices of our Common Stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, and the anticipated conversion of the Notes into shares of our Common Stock could depress the price of our Common Stock.

Provisions in the indenture for the Notes may deter or prevent a business combination that may be favorable to stockholders.

Certain provisions in the Notes and the indenture governing the Notes could make a third-party attempt to acquire us more difficult or expensive. If a fundamental change occurs prior to the maturity date, subject to certain conditions and limited exceptions, holders of the Notes will have the right, at their option, to require us to repurchase all or a portion of their Notes, except in limited circumstances. In addition, if a make-whole fundamental change occurs prior to the maturity date, we will in some cases be required to increase the conversion rate for a holder that elects to convert its Notes in connection with such make-whole fundamental change. Furthermore, the indenture for the Notes will prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Notes. These and other provisions in the indenture for the Notes could deter or prevent a third party from acquiring us even when the acquisition may be favorable to stockholders.

The accounting method for the Notes could adversely affect our reported financial condition and results.

The accounting method for reflecting the Notes on our consolidated balance sheet, accruing interest expense for the Notes and reflecting the underlying shares of our Common Stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.

In accordance with Accounting Standards Update (“ASU”) 2020-06, we expect that the Notes will be reflected as a liability on our consolidated balance sheets, with the initial carrying amount equal to the principal amount of the Notes, net of issuance costs. The issuance costs will be treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the Notes. As a result of this amortization, the interest expense that we expect to recognize for the Notes for accounting purposes will be greater than the cash interest payments we will pay on the Notes, which will result in lower reported net income or higher reported net loss, as the case may be.

In addition, we expect that the shares of Common Stock underlying the Notes will be reflected in our diluted earnings per share using the “if converted” method, in accordance with ASU 2020-06. Under that method, diluted earnings per share would generally be calculated assuming that all the Notes were converted solely into shares of Common Stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share to the extent we are profitable in the future, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share.

Furthermore, if any of the conditions to the convertibility of the Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the Notes as a current, rather than a long-term, liability. This reclassification could be required even if no holders convert their Notes and could materially reduce our reported working capital.

We have not reached a final determination regarding the accounting treatment for the Notes, and the description above is preliminary. Accordingly, we may account for the Notes in a manner that is significantly different than described above.

We cannot be certain whether other changes may be made to the current accounting standards related to the Notes, or otherwise, that could have a material effect on our operating results.

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

Item 5. Other Information.

During the fiscal quarter ended March 31, 2026, none of our officers or directors (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

4.1

Indenture, dated as of April 9, 2026, between Atlas Energy Solutions Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-41828) filed on April 9, 2026).

4.2

Form of 0.50% Convertible Senior Note due 2031 (included in Exhibit A to Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-41828) filed on April 9, 2026).

10.1*	Global Framework Agreement, effective February 27, 2026, by and between Atlas Energy Solutions ProjectCo, LLC and Caterpillar Inc.
10.2	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-41828) filed on April 9, 2026).
10.3

Fifth Amendment to Loan, Security and Guaranty Agreement, dated as of April 9, 2026, by and among Atlas Sand Company, LLC, as borrower, certain of its subsidiaries as guarantors, the financial institutions party thereto as lenders and Bank of America, N.A., as agent for the lenders (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-41828) filed on April 9, 2026).

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

ATLAS ENERGY SOLUTIONS INC.

Date: May 5, 2026	By:	/s/ John Turner
John Turner
President and Chief Executive Officer

	By:	/s/ Blake McCarthy
Blake McCarthy
Chief Financial Officer