Form 10-Q
period 2026-06-30
Atlas Energy Solutions Inc.
filed 2026-08-05
CIK 1984060

AESI

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 30, 2026, the registrant had 125,003,451 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Atlas Energy Solutions Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$168,216	$40,632
Accounts receivable, net	217,515	180,711
Accounts receivable - related parties	—	72
Inventories	12,505	13,616
Spare part inventories, net	51,904	48,110
Prepaid expenses and other current assets	28,924	24,373
Total current assets	479,064	307,514
Property, plant and equipment, net	1,540,798	1,540,813
Operating lease right-of-use assets	17,467	10,702
Finance lease right-of-use assets	67,113	33,081
Goodwill	152,903	152,903
Intangible assets, net	169,547	182,238
Other long-term assets	128,375	1,177
Total assets	$2,555,267	$2,228,428
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$84,217	$69,166
Accounts payable - related parties	67	37
Accrued liabilities	97,082	84,611
Current portion of long-term debt	52,509	40,681
Current portion of operating lease liabilities	3,217	347
Current portion of finance lease liabilities	11,854	6,427
Current portion of deferred revenue	4,029	1,404
Other current liabilities	9,702	8,391
Total current liabilities	262,677	211,064
Long-term debt, net of discount and deferred financing costs	914,215	538,240
Deferred tax liabilities	189,892	221,622
Operating lease liabilities	17,141	11,138
Finance lease liabilities	50,326	24,969
Asset retirement obligation	6,408	6,933
Other long-term liabilities	1,607	5,538
Total liabilities	1,442,266	1,019,504
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; 500,000,000 authorized; no shares issued and outstanding as of June 30, 2026 and December 31, 2025.	—	—
Common Stock, $0.01 par value, 1,500,000,000 shares authorized, 125,002,528 shares and 124,111,436 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	1,251	1,241
Additional paid-in-capital	1,234,414	1,257,987
Accumulated deficit	(122,664)	(50,304)
Total stockholders’ equity	1,113,001	1,208,924
Total liabilities and stockholders’ equity	$2,555,267	$2,228,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atlas Energy Solutions Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Product revenue	$103,538	$126,608	$212,478	$266,253
Service revenue	162,670	146,355	301,783	296,964
Rental revenue	26,970	15,713	44,500	23,050
Total revenue	293,178	288,676	558,761	586,267
Cost of sales (excluding depreciation, depletion and accretion expense)	221,297	195,904	435,322	401,967
Depreciation, depletion and accretion expense	46,026	40,633	91,252	77,633
Gross profit	25,855	52,139	32,187	106,667
Selling, general and administrative expense (including stock-based compensation expense of $8,683, $8,290, $17,125 and $14,808, respectively)	39,411	34,371	75,157	68,783
Credit loss expense	—	4,110	17	4,110
Amortization expense of acquired intangible assets	6,441	6,465	12,812	11,250
Litigation settlement expense, net	2,550	—	2,550	—
Insurance recovery (gain)	—	—	(3,326)	—
Operating income (loss)	(22,547)	7,193	(55,023)	22,524
Interest (expense), net	(16,240)	(14,798)	(32,024)	(26,876)
Loss on early payoff of lease financing	(6,783)	—	(6,783)	—
Other income (expense), net	41	370	527	629
Loss before income taxes	(45,529)	(7,235)	(93,303)	(3,723)
Income tax expense (benefit)	(20,433)	(1,677)	(20,943)	616
Net loss	$(25,096)	$(5,558)	$(72,360)	$(4,339)

Net loss per common share
Basic	$(0.20)	$(0.04)	$(0.58)	$(0.04)
Diluted	$(0.20)	$(0.04)	$(0.58)	$(0.04)
Weighted average common shares outstanding
Basic	124,938	123,655	124,782	120,965
Diluted	124,938	123,655	124,782	120,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atlas Energy Solutions Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock		Additional		Stockholders’
	Shares	Value	Paid-In-Capital	Accumulated Deficit	Equity
Balance at December 31, 2025	124,111	$1,241	$1,257,987	$(50,304)	$1,208,924
Net loss	—	—	—	(72,360)	(72,360)
Stock-based compensation	—	—	17,125	—	17,125
Purchase of capped calls related to convertible senior notes, net of deferred tax impact	—	—	(38,937)	—	(38,937)
Issuance of Common Stock upon vesting of equity awards, net of shares withheld for income taxes	892	10	(2,011)	—	(2,001)
Other	—	—	250	—	250
Balance at June 30, 2026	125,003	$1,251	$1,234,414	$(122,664)	$1,113,001

	Common Stock		Additional	Retained Earnings	Stockholders’
	Shares	Value	Paid-In-Capital	(Accumulated Deficit)	Equity
Balance at December 31, 2024	110,217	$1,102	$1,035,454	$—	$1,036,556
Net income	—	—	—	(4,339)	(4,339)
Dividends	—	—	(61,341)	—	(61,341)
Dividend equivalent rights	—	—	(1,589)	—	(1,589)
Stock-based compensation	—	—	14,808	—	14,808
Repurchases of Common Stock under share repurchase program	(16)	—	(200)	—	(200)
Issuance of Common Stock upon vesting of equity awards, net of shares withheld for income taxes	284	3	(1,021)	—	(1,018)
Issuance of Common Stock from equity offering, net of issuance costs	11,500	115	252,955	—	253,070
Equity issued in connection with Moser Acquisition	1,728	17	35,368	—	35,385
Balance at June 30, 2025	123,713	$1,237	$1,274,434	$(4,339)	$1,271,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atlas Energy Solutions Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net loss	$(72,360)	$(4,339)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and accretion expense	94,971	79,981
Amortization expense of acquired intangible assets	12,812	11,250
Amortization of debt discount	2,514	2,508
Amortization of deferred financing costs	1,896	203
Stock-based compensation	17,125	14,808
Gain on sales of power equipment	(2,207)	—
Loss on early payoff of lease financing	6,783	—
Deferred income tax	(20,943)	(1,623)
Credit loss expense	17	4,110
Other	999	(230)
Changes in operating assets and liabilities:
Accounts receivable	(40,145)	(16,940)
Accounts receivable - related party	72	—
Inventories	1,594	(164)
Spare part inventories	(4,193)	(4,327)
Prepaid expenses and other current assets	(16,767)	(2,377)
Other long-term assets	(2,059)	97
Accounts payable	16,558	(9,454)
Accounts payable - related parties	30	(142)
Deferred revenue	2,626	(3,979)
Lease incentive receipts	2,069	—
Accrued liabilities and other liabilities	17,051	11,810
Net cash provided by operating activities	18,443	81,192
Investing activities:
Purchases of property, plant and equipment	(183,105)	(92,657)
Proceeds from sales of power equipment	5,646	—
Proceeds from insurance recovery	3,326	5,398
Acquisitions, net of cash acquired	—	(181,511)
Net cash used in investing activities	(174,133)	(268,770)
Financing Activities:
Proceeds from issuance of convertible senior notes	436,500	—
Purchase of capped calls related to convertible senior notes	(49,725)	—
Proceeds from ABL credit facility	25,000	—
Principal payments on term loan borrowings	(12,043)	(9,477)
Payment on Deferred Cash Consideration Note	(11,085)	(101,252)
Payment on ABL credit facility	(75,000)	(70,000)
Payments under finance leases	(4,948)	(1,691)
Repayment of equipment finance notes	(17,469)	(2,064)
Issuance costs associated with debt financing	(1,068)	(146)
Premium on early payoff of lease financing	(4,887)	—
Taxes withheld on vesting equity awards	(2,001)	(1,021)
Proceeds from equity offering, net of issuance costs	—	253,070
Proceeds from term loan borrowings	—	188,805
Dividends	—	(61,341)
Repurchases of Common Stock under share repurchase program	—	(200)
Net cash provided by financing activities	283,274	194,683
Net increase in cash and cash equivalents	127,584	7,105
Cash and cash equivalents, beginning of period	40,632	71,704
Cash and cash equivalents, end of period	$168,216	$78,809
Supplemental cash flow information
Cash paid during the period for:
Interest	$34,015	$25,652
Taxes (refund)	$(2,334)	$1,401
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment in accounts payable and accrued liabilities	$2,972	$14,226
Acquisition consideration, equity issuance	$—	$35,385
Equipment assets acquired through debt	$39,292	$9,162

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

Power

The Company provides distributed power solutions through a fleet of natural gas-powered reciprocating generators and microgrids primarily supporting production and artificial lift operations across major United States resource basins.

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

The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other period. The Financial Statements and these notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of all highly-liquid investments that are readily convertible into cash and have original maturities of three months or less when purchased. As of June 30, 2026, we have deposits of $143.7 million in an Insured Cash Sweep (“ICS”) Deposit Placement Agreement within IntraFi Network LLC facilitated by our bank. The ICS program provides the Company with access to Federal Deposit Insurance Corporation (“FDIC”) insurance for our total cash held within the ICS. We place our remaining cash deposits with high-credit-quality financial institutions. At times, a portion of our cash may be uninsured or in deposit accounts that exceed or are not covered under the FDIC limit.

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

General Receivables

General receivables result from fulfilling a performance obligation associated with a customer contract. General receivables were $141.5 million and $120.6 million as of June 30, 2026 and December 31, 2025, respectively, for amounts invoiced with customers. We did not recognize credit loss expense for general receivables for the three months ended June 30, 2026 and recognized de minimis credit loss expense for the six months ended June 30, 2026. For both the three and six months ended June 30, 2025, we did not recognize credit loss expense for general receivables.

Shortfall Receivables

Shortfall receivables result when a customer does not meet the minimum purchases over a period of time defined in the applicable contract. Shortfall receivables were $32.3 million and $34.2 million as of June 30, 2026 and December 31, 2025, respectively, for amounts invoiced with customers. We did not recognize credit loss expense for shortfall receivables for the three and six months ended June 30, 2026. We recognized $4.1 million of credit loss expense for shortfall receivables for both the three and six months ended June 30, 2025, due to a dispute with a counterparty which was estimated using the discounted cash flows methodology.

As of both June 30, 2026 and December 31, 2025, we had $4.6 million in allowance for credit losses. Allowance for credit losses is included in accounts receivable on the condensed consolidated balance sheets.

As of June 30, 2026, two customers represented 18.6% and 11.7% of the Company’s outstanding accounts receivable trade balance. As of December 31, 2025, three customers represented 20.9%, 17.3%, and 10.0% of the Company’s outstanding accounts receivable trade balance.

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

Other Intangible Assets

Other intangible assets consist of internal-use software. The Company applies the provisions of ASC 350, “Intangibles-Goodwill and Other.” Costs associated with the acquisition of an internal-use software are capitalized when incurred and amortized over the estimated useful life of the license or application, which is generally 1 to 5 years. As of June 30, 2026 and December 31, 2025, the balance of other intangible assets was $5.6 million and $5.4 million, respectively.

Amortization expense associated with the other intangibles was $0.3 million and $0.7 million for the three and six months ended June 30, 2026, respectively. Amortization expense associated with the other intangibles was $0.3 million and $0.5 million for the three and six months ended June 30, 2025, respectively. The amortization expense is recorded in depreciation, depletion and accretion expense in the condensed consolidated statements of operations and condensed consolidated statements of cash flows.

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

Other Long-Term Assets

Other long-term assets include payments on the Reservation Agreement (defined in Note 7- Leases) for equipment purchased that has not been received. The Company has $124.3 million in other-long term assets associated with payments on this commitment for the period ended June 30, 2026. The Company made no payments for the year ended December 31, 2025. Refer to Note 9- Commitments and Contingencies for further discussion. The remaining balance includes other deposits and assets.

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

The estimated liability is based on third-party estimates of costs to abandon, including estimated economic lives and external estimates as to the cost to bring the land to a state required by the lease agreements. The Company utilized a discount rate reflecting management’s best estimate of the credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in the estimated costs, changes in the economic life or if federal or state regulators enact new requirements regarding the abandonment. Accretion expense was $0.2 million and $0.4 million for the three and six months ended June 30, 2026, respectively. Accretion expense was $0.2 million and $0.4 million for the three and six months ended June 30, 2025, respectively. Accretion is recorded on the condensed consolidated statements of operations in depreciation, depletion and accretion expense. The current portion of the asset retirement obligation, $2.7 million, is recorded within other current liabilities and the long-term portion, $6.4 million, is recorded within asset retirement obligations on the Company’s condensed consolidated balance sheets.

Changes in the asset retirement obligations are as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Beginning Balance	$9,225	$7,817
Revision of estimates	—	366
Accretion expense	433	380
Settlements	(504)	(858)
Ending Balance	$9,154	$7,705

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

As of the dates indicated, our debt consisted of the following (in thousands):

	At June 30, 2026		At December 31, 2025
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value	Valuation Technique
Financial liabilities
Outstanding principal amount of the 2025 Term Loan Credit Facility	$490,443	$566,553	$500,761	$590,526	Level 2 – Market Approach
Outstanding principal amount of the 2031 Notes	$436,077	$604,125	$—	$—	Level 2 – Market Approach
Outstanding amount of the other indebtedness	$40,204	$40,204	$18,383	$18,383	Level 1 – Quoted Prices
Outstanding principal amount of the 2023 ABL Credit Facility	$—	$—	$50,000	$50,000	Level 1 – Quoted Prices
Outstanding principal amount of the Deferred Cash Consideration Note	$—	$—	$9,777	$9,985	Level 2 – Market Approach

(a) Net of discount and deferred financing costs

•
Our 2025 Term Loan Credit Facility (defined in Note 8 - Debt) with Stonebriar Commercial Finance LLC (“Stonebriar”), pursuant to which Stonebriar extended a $540.0 million single advance term loan, bears interest at a rate equal to 9.51% per annum. The loan is payable in eighty-five consecutive monthly installments, consisting of forty-eight monthly installments of combined principal and interest, thirty-six installments of interest only payments, and a final payment of the remaining outstanding principal balance at maturity. As of June 30, 2026 and December 31, 2025, the fair value of debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments. These inputs are not quoted prices in active markets, but they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs.
•
Our 2031 Notes (defined in Note 8 - Debt), of which we issued $450.0 million aggregate principal amount on April 9, 2026, bear interest at a rate equal to 0.50% per annum. The 2031 Notes will mature on April 15, 2031, unless earlier converted, redeemed or repurchased. The fair value was determined using the quoted secondary-market trading price of the 2031 Notes as of June 30, 2026; therefore, they are classified as Level 2 inputs.
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

Convertible Notes

Convertible notes are classified as convertible debt instruments recorded as liabilities in accordance with ASC 470, “Debt,” and are initially recognized at their principal amount, net of issuance costs and any discounts. Issuance costs and discounts are amortized to interest expense over the term of the instrument using the effective interest method. We evaluate each instrument to determine its classification as debt or equity and assess whether embedded features, such as conversion options, require bifurcation and separate accounting as derivatives under ASC 815, “Derivatives and Hedging.” Bifurcation is not required if these features are clearly and closely related to the host contract and meet the scope exception criteria under ASC 815. Upon conversion, the carrying amount of the debt is reduced, and the settlement is accounted for based on the terms of the instrument, which may include issuance of common stock, cash payment, or a combination thereof. Interest expense includes the contractual coupon rate and amortization of issuance costs and discounts.

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

The Company generates product revenues from the sale of proppant and logistics and power equipment that customers purchase for use in the oil and gas industry. Proppant revenues are derived from product sold to customers under supply agreements, the terms of which can extend for over one year, and from spot sales through individual purchase orders executed at prevailing market rates. The Company’s proppant revenues are primarily a function of the price per ton realized and the volumes sold. Pricing structures under the supply agreements are, in certain cases, subject to certain contractual adjustments and consist of a combination of negotiated pricing and fixed pricing. These arrangements may undergo periodic negotiations regarding pricing and volume requirements, which may occur in volatile market conditions. Equipment revenues are derived from sales agreements with customers for certain equipment.

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

The Company recognizes revenue for product at a point in time following the transfer of control and satisfaction of the performance obligation of such items to the customer, under ASC 606, which typically occurs upon customer pick-up at the facilities for proppant and delivery for equipment. The Company recognizes revenue for services when services are rendered to the customer and the performance obligation is satisfied. The Company’s standard collection terms are generally 30 days, with certain customer payment terms extending up to 60 days.

Certain of the Company’s contracts contain shortfall provisions that calculate agreed upon fees that are billed when the customer does not meet the minimum purchases over a period of time defined in each contract and when collectability is reasonably certain. As the Company does not have the ability to predict customers’ orders over the period, there are constraints around the ability to recognize the variability in consideration related to this condition. The Company did not recognize shortfall provision revenue for the three months ended June 30, 2026 and recognized $1.9 million for shortfall provision revenue for the six months ended June 30, 2026. The Company recognized $11.5 million and $23.9 million for shortfall provision revenue for the three and six months ended June 30, 2025, respectively. Shortfall provision revenue is recorded in product revenue in the condensed consolidated statements of operations.

The Company’s revenue was generated in the United States for the three and six months ended June 30, 2026 and 2025. Revenue is disaggregated by product, service, and rental revenue. No further disaggregation of revenue information is provided.

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

On the condensed consolidated statement of operations, for the three and six months ended June 30, 2025 certain power revenue was reclassified from rental revenue to product revenue for comparable presentation with the current period.

Deferred Revenues

The Company occasionally receives prepayments from customers for future deliveries of product or contributions in aid of construction as well as bills customers in excess of recognizable revenue for certain power equipment rental arrangements. Amounts received from customers in advance of product deliveries or amounts billed to customer in excess of recognizable revenue are recorded as contract liabilities referred to as deferred revenues and are recognized as revenue upon delivery of the product or satisfaction of performance obligations. Certain prepayments are secured by collateral interest in certain property, plant and equipment. The Company recognized revenue of $0.6 million and $0.8 million from deferred revenue for the three and six months ended June 30, 2026, respectively. The Company recognized revenue of $1.9 million and $4.2 million from deferred revenue for the three and six months ended June 30, 2025, respectively.

Changes in the deferred revenues balance are as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Beginning Balance	$1,404	$7,755
Customer prepayment acquired in acquisitions	—	923
Consideration deferred	3,409	268
Revenue recognized	(784)	(4,247)
Ending Balance	$4,029	$4,699

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

Legal Insurance Proceeds

The Company recorded $0.9 million and $5.7 million of insurance proceeds for the three and six months ended June 30, 2026, respectively, for legal expense reimbursements recorded within selling, general and administrative expense on the condensed consolidated statements of operations. Within the condensed consolidated balance sheets, $5.7 million was included in cash and cash equivalents as of June 30, 2026 . The Company did not have legal insurance proceeds for both the three and six months ended June 30, 2025.

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

As of June 30, 2026 and December 31, 2025, the Company did not have any liabilities for uncertain tax positions or gross unrecognized tax benefits. Our income tax returns from 2021, 2022, 2023 and 2024 are subject to examinations by U.S. federal, state or local tax authorities. The Company cannot predict or provide assurance as to the ultimate outcome of any existing or future examinations.

Recently Issued Accounting Pronouncements

Financial Instruments–Credit Losses- In July 2025, the FASB issued ASU 2025-05, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which added a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. The new standard is effective for annual periods beginning after December 15, 2025. The Company adopted ASU 2025-05 as of January 1, 2026 and there was no material impact on the Company’s condensed consolidated financial statements.

Debt - Debt with Conversion and Other Options- In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. The amendments in this ASU primarily clarify the requirements for determining whether the settlement of a convertible debt instrument should be accounted for as an induced conversion. This standard is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2025. The Company adopted ASU 2024-04 effective January 1, 2026 and there was no material impact on the Company’s condensed consolidated financial statements.

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

Note 4 – Goodwill and Acquired Intangible Assets

Goodwill

Changes in the carrying value of goodwill (in thousands):

	Sand & Logistics	Power	Total
Balance at December 31, 2025	$75,574	$77,329	$152,903
Acquisitions	—	—	—
Balance at June 30, 2026	$75,574	$77,329	$152,903

The Company has applied the acquisition method of accounting in accordance with ASC 805, “Business Combinations,” and recognized assets acquired and liabilities assumed from acquisitions at their fair value as of the date of acquisition, with the excess purchase consideration recorded to goodwill. Goodwill is not amortized, but is evaluated for impairment at least annually on October 1, or more frequently when events and circumstances occur indicating recorded goodwill may be impaired, no such events have occurred for the three and six months ended June 30, 2026 and 2025.

Acquired Intangible Assets

The following table presents the detail of acquired intangible assets other than goodwill as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026			December 31, 2025
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Customer relationships	$159,226	$(31,077)	$128,149	$159,226	$(23,124)	$136,102
Trade names	23,400	(12,769)	10,631	23,400	(9,793)	13,607
Proprietary technology	30,100	(4,897)	25,203	30,100	(2,946)	27,154
Total	$212,726	$(48,743)	$163,983	$212,726	$(35,863)	$176,863

Amortization expense recognized during the three and six months ended June 30, 2026, was $6.4 million and $12.8 million, respectively. Amortization expense recognized during the three and six months ended June 30, 2025, was $6.5 million and $11.3 million, respectively. Amortization expense was recorded in amortization expense of acquired intangible assets on the condensed consolidated statements of operations. Refer to Note 3 - Acquisitions for additional information over these acquired intangible assets.

Estimated future amortization expense is as follows (in thousands):

Remainder of 2026	$12,888
2027	21,600
2028	20,633
2029	20,633
2030	19,490
2031	18,873
Thereafter	49,866
Total	$163,983

The Company did not recognize impairment of definite-lived intangible assets for the three and six months ended June 30, 2026 and 2025.

Note 5 – Inventories

Inventories consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$2,381	$2,427
Work-in-process	5,076	8,044
Finished goods	5,048	3,145
Inventories	$12,505	$13,616

Note 6 – Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Plant facilities associated with productive, depletable properties	$311,151	$311,105
Plant equipment	863,977	853,297
Land	8,897	8,897
Furniture and office equipment	5,864	5,330
Computer and network equipment	2,310	2,310
Buildings and leasehold improvements	54,233	54,434
Power equipment	141,090	89,923
Logistics equipment	566,037	559,256
Construction in progress	64,009	46,083
Property, plant and equipment	2,017,568	1,930,635
Less: Accumulated depreciation and depletion	(476,770)	(389,822)
Property, plant and equipment, net	$1,540,798	$1,540,813

Depreciation expense recognized in depreciation, depletion and accretion expense was $42.4 million and $83.7 million for the three and six months ended June 30, 2026, respectively. Depreciation expense recognized in depreciation, depletion and accretion expense was $37.0 million and $70.2 million for the three and six months ended June 30, 2025, respectively.

Depletion expense recognized in depreciation, depletion and accretion expense was $3.1 million and $6.4 million for the three and six months ended June 30, 2026, respectively. Depletion expense recognized in depreciation, depletion and accretion expense was $3.2 million and $6.6 million for the three and six months ended June 30, 2025, respectively.

Depreciation expense recognized in selling, general and administrative expense was $2.0 million and $3.7 million for the three and six months ended June 30, 2026, respectively. Depreciation expense recognized in selling, general and administrative expense was $1.0 million and $2.3 million for the three and six months ended June 30, 2025, respectively.

Impairment or Disposal of Long-Lived Assets and Insurance Proceeds

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” The Company did not recognize impairment of long-lived assets or loss on disposal of assets for the three and six months ended June 30, 2026 and 2025.

The Company did not receive fixed-asset-related insurance proceeds for the three months ended June 30, 2026 and received $3.3 million of fixed-asset-related insurance proceeds for the six months ended June 30, 2026. These proceeds were in connection with the disposal of a dredge asset that was damaged during commissioning at one of the Kermit facilities in the third quarter of 2024. The proceeds are recorded as insurance recovery (gain) on the condensed consolidated statements of operations and as cash and cash equivalents on the condensed consolidated balance sheets for the period ended June 30, 2026. There were no fixed-asset-related insurance proceeds received for the three and six months ended June 30, 2025.

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

The following table presents the underlying gross assets and accumulated depreciation of power equipment leases included in property, plant and equipment, net (in thousands):

	June 30, 2026	December 31, 2025
Gross assets	$82,252	$41,700
Less: Accumulated depreciation	(10,003)	(4,344)
Net assets	$72,249	$37,356

Revenues from the leased power equipment for the three and six months ended June 30, 2026, was $27.0 million and $44.5 million, respectively, and for the three and six months ended June 30, 2025 was $15.7 million and $23.0 million, respectively. Revenues from the leased power equipment is presented as rental revenue on the condensed consolidated statements of operations.

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

The components of lease cost were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Finance lease cost:
Amortization of right-of-use assets	$3,670	$1,188	$6,411	$2,065
Interest on lease liabilities	1,320	155	2,286	223
Operating lease cost	1,668	2,619	3,393	5,123
Variable lease cost	420	265	1,007	472
Short-term lease cost	24,747	21,926	51,244	41,613
Total lease cost	$31,825	$26,153	$64,341	$49,496

Supplemental cash flow and other information related to leases were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash inflows from operating leases (a)	$—	$—	$2,069	$—
Operating cash outflows from operating leases	$1,711	$2,542	$3,355	$5,084
Operating cash outflows from finance leases	$1,320	$155	$2,286	$223
Financing cash outflows from finance leases	$2,814	$732	$4,948	$1,691
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$4,660	$179	$8,322	$5,651
Finance leases	$13,760	$4,869	$40,440	$6,283

(a) The Company received lease incentives from a landlord of $2.1 million as of June 30, 2026, which is reflected as a reduction of the operating lease liability.

Lease terms and discount rates as of June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term:
Operating leases	5.5 years	4.5 years
Finance leases	5.5 years	5.5 years
Weighted-average discount rate:
Operating leases	8.8%	8.5%
Finance leases	8.6%	8.3%

Future minimum lease commitments as of June 30, 2026 are as follows (in thousands):

	Finance	Operating
Remainder of 2026	$8,651	$2,336
2027	16,169	4,877
2028	14,378	4,546
2029	12,712	4,396
2030	12,173	4,441
Thereafter	13,565	5,660
Total lease payments	$77,648	$26,256
Less imputed interest	15,468	5,898
Total	$62,180	$20,358

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

On April 15, 2026, the Company paid down $61.1 million of outstanding borrowings under the Lease Documents. This payment is recorded within other long-term assets on the condensed consolidated balance sheet as the equipment from the Lease Documents has not been received as of June 30, 2026. The Company incurred $4.9 million on an early payoff premium and $1.9 million in prepaid expenses associated with the financing lease. These expenses are recorded under loss on early payoff of lease financing on the condensed consolidated statements of operations. There was interest expense of $1.7 million for the three and six months ended June 30, 2026 from the amortization of deferred financing costs associated with the Lease Documents. Refer to Note 9 - Commitments and Contingencies for additional information on this commitment.

As of June 30, 2026, we had $4.7 million of additional leases that have not yet commenced. Certain equipment leases discussed here are a component of the purchase commitments discussed in Note 9 - Commitments and Contingencies.

Note 8 – Debt

Debt consists of the following (in thousands):

	June 30, 2026	December 31, 2025

2025 Term Loan Credit Facility	$513,755	$525,798
2031 Notes	450,000	—
Other indebtedness	40,205	18,383
2023 ABL Credit Facility	—	50,000
Deferred Cash Consideration Note	—	10,000
Less: Debt discount, net of accumulated amortization of $12,154 and $9,667, respectively	(35,572)	(24,559)
Less: Deferred financing fees, net of accumulated amortization of $525 and $419, respectively	(1,664)	(701)
Less: Current portion (a)	(52,509)	(40,681)
Long-term debt	$914,215	$538,240

(a) The current portion of long-term debt reflects payments based on the terms of the 2025 Term Loan Credit Facility and other indebtedness.

2031 Convertible Notes and Capped Call Transaction

2031 Convertible Notes

On April 9, 2026, the Company, issued $450.0 million aggregate principal amount of its 0.50% Convertible Senior Notes due 2031 (the “2031 Notes” and the offering of the Notes, the “2031 Notes Offering”), which included the exercise in full of the initial purchasers’ (the “Initial Purchasers”) option to purchase up to an additional $60.0 million principal amount of 2031 Notes. The 2031 Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of April 9, 2026, between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”).

The 2031 Notes are the Company’s senior, unsecured obligations and are (i) senior in right of payment to the Company’s indebtedness that is expressly subordinated in right of payment to the 2031 Notes; (ii) equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated; (iii) effectively junior to the Company’s secured indebtedness, to the extent of the value of the assets securing that indebtedness; and (iv) structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.

The Company will pay interest on the 2031 Notes at an annual rate of 0.50%, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2026. The 2031 Notes will mature on April 15, 2031, unless earlier converted, redeemed or repurchased. Before January 15, 2031, noteholders will have the right to convert their 2031 Notes only in certain circumstances and during specified periods. From and after January 15, 2031, noteholders may convert their 2031 Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of the Company’s Common Stock, or a combination of cash and the Company’s Common Stock, at its election. The initial conversion rate is 68.9275 shares of Common Stock per $1,000 principal amount of 2031 Notes, which represents an initial conversion price of approximately $14.51 per share of Common Stock and a premium of approximately 30% over the last reported sale price of $11.16 per share of the Company’s Common Stock on the New York Stock Exchange on April 6, 2026. The conversion rate and conversion price will be subject to adjustment upon the occurrence of certain events.

The 2031 Notes include an aggregate discount to the Initial Purchasers of $13.5 million and $1.1 million in deferred financing fees. These amounts are recorded as a direct reduction from the carrying amount of the debt obligation on the Company’s condensed consolidated balance sheets and are amortized to interest expense using the effective interest method. Interest expense associated with the 2031 Notes was $0.5 million for both the three and six months ended June 30, 2026, and the interest expense associated with the discount and deferred financing costs was $0.6 million for both the three and six months ended June 30, 2026.

The 2031 Notes are redeemable, in whole or in part (subject to certain limitations described below), at the Company’s option at any time, and from time to time, on or after April 20, 2029 and prior to the 41st scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2031 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, but only if the last reported sale price per share of the Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. However, the Company may not redeem less than all of the outstanding 2031 Notes unless at least $100.0 million aggregate principal amount of the 2031 Notes are outstanding and not subject to redemption as of, and after giving effect to, delivery of the relevant notice of redemption. If a fundamental change (as defined in the Indenture) occurs, then, subject to limited exceptions, noteholders may require the Company to repurchase the 2031 Notes at a cash repurchase price equal to the principal amount of the 2031 Notes to be repurchased, plus accrued and unpaid interest to, but excluding any repurchase date. In addition, if the effective date of a “make-whole fundamental change” (as defined in the Indenture) occurs prior to the maturity date of the 2031 Notes or if the Company gives a notice of redemption with respect to any or all of the 2031 Notes, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 2031 Notes in connection with such make-whole fundamental change or convert its 2031 Notes called for redemption (or deemed called for redemption) in connection with such notice of redemption, as the case may be.

The 2031 Notes have customary provisions relating to the occurrence of “Events of Default” (as defined in the Indenture), which include the following: (i) a default in any payment of interest on, or payment of principal of, the 2031 Notes when due and payable (which, in the case of a default in the payment of interests on the 2031 Notes, will be subject to a 30-day cure period); (ii) a default in the Company’s obligation to convert a 2031 Note upon the exercise of the conversion right with respect thereto, if such default continues for five business days; (iii) the Company’s failure to send certain notices under the Indenture within specified periods of time; (iv) the Company’s failure to comply with certain covenants in the Indenture relating to the Company’s ability to consolidate with or merge with or into, or sell, convey, transfer or lease all or substantially all of the assets of the Company and its subsidiaries, taken as a whole, to another person (other than to one or more of the Company’s direct or indirect wholly owned subsidiaries); (v) a default by the Company in its other obligations or agreements under the Indenture or the 2031 Notes if such default is not cured or waived within 60 days after notice is given in accordance with the Indenture; (vi) certain defaults by the Company or any of its significant subsidiaries with respect to indebtedness for borrowed money of at least $50,000,000; and (vii) certain events of bankruptcy, insolvency and reorganization with respect to the Company or any of its significant subsidiaries.

If an Event of Default involving bankruptcy, insolvency and reorganization with respect to the Company occurs, then the principal amount of, and all accrued and unpaid interest on, all of the 2031 Notes then outstanding will immediately become due and payable without any further action or notice by any person. If any other Event of Default occurs and is continuing, then the Trustee, by notice to the Company, or noteholders of at least 25% of the aggregate principal amount of the 2031 Notes then outstanding, by notice to the Company and the Trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the 2031 Notes then outstanding to become due and payable immediately. Notwithstanding anything to the contrary described above, the Company may elect that the sole remedy for any Event of Default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture consists, for the first 365 days after the occurrence of such Event of Default, exclusively of the right of the noteholders to receive additional interest on the 2031 Notes. If the Company has made such an election, then on the 366th day after such Event of Default (if such Event of Default is not cured or validly waived in accordance with the Indenture prior to such 366th day), such additional interest will cease to accrue and the 2031 Notes will be subject to acceleration. In the event the Company does not make such an election, or the Company has made such election but does not pay the additional interest when due, the 2031 Notes will be immediately subject to acceleration.

In accordance with ASC 470, “Debt,” the 2031 Notes are carried at amortized cost and recorded as a long term liability, under long-term debt on the condensed consolidated balance sheets, as the 2031 Notes mature in 2031 and do not contain any substantive redemption features that are likely to require acceleration.

The Company received approximately $386.2 million of net proceeds from the 2031 Notes Offering, after deducting underwriting and offering fees and after using $49.7 million of the net proceeds to fund the costs of entering into the Capped Call Transactions (as defined herein). The Company used $66.2 million of the net proceeds to pay down outstanding borrowings under the Lease Documents and $76.9 million of the net proceeds to pay down the 2023 ABL Credit Facility. The Company expects to use the remainder of the net proceeds for general corporate purposes, including to purchase a portion of the power generation equipment under the GFA (defined in Note 9- Commitments and Contingencies), along with balance of plant and supporting equipment.

Capped Call Transactions

On April 6, 2026, concurrently with the pricing of the 2031 Notes, and on April 7, 2026, in connection with the exercise in full by the Initial Purchasers of their option to purchase additional 2031 Notes, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with an affiliate of one of the Initial Purchasers and certain other financial institutions (the “Option Counterparties”). The Capped Call Transactions initially cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2031 Notes, the number of shares of the Company’s Common Stock that initially underlie the 2031 Notes, and are expected generally to reduce potential dilution to the Company’s Common Stock upon any conversion of 2031 Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted 2031 Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the Capped Call Transactions is initially $22.32 per share (subject to adjustment under the terms of the Capped Call Transactions), which represents a premium of 100% over the last reported sale price of $11.16 per share of the Company’s Common Stock on April 6, 2026. The cost of the Capped Call Transactions was $49.7 million.

The Capped Call Transactions are separate transactions, each entered into between the Company and the applicable Option Counterparty, and are not part of the terms of the 2031 Notes and will not change any holder’s rights under the 2031 Notes or the Indenture. Holders of the 2031 Notes will not have any rights with respect to the Capped Call Transactions.

The Capped Call Transactions related to the 2031 Notes are included in additional paid-in capital in the condensed consolidated balance sheets as of June 30, 2026, with no remeasurement in subsequent periods as the 2031 Notes and Capped Call Transactions, taken together, meet the tax integration criteria for equity classification.

The Company elected to integrate the 2031 Notes and related Capped Call Transactions for federal income tax purposes pursuant to applicable U.S. Treasury Regulations. As a result of this election, for U.S. federal income tax purposes, the $49.7 million premium paid for the Capped Call Transactions is treated as original issue discount on the resulting synthetic debt instruments that generally is deductible over the term of the 2031 Notes. The Company recorded a deferred tax asset of $10.8 million with respect to the 2031 Notes, which represents the tax benefit of these deductions with an offsetting entry to additional paid-in capital.

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

The 2025 Term Loan Credit Facility includes a discount of $20.2 million and de minimis deferred financing fees. As discussed below (2023 Term Loan Credit Facility), the 2025 Term Loan Credit Facility also includes previously unamortized debt discount and deferred financing fees of $7.7 million associated with prior Stonebriar borrowings. These amounts are recorded as a direct reduction from the carrying amount of the debt obligation on the Company’s condensed consolidated balance sheets and are amortized to interest expense using the effective interest method. Interest expense associated with the 2025 Term Loan Credit Facility was $12.2 million and $24.5 million for the three and six months ended June 30, 2026, respectively, and was $12.7 million and $18.2 million for the three and six months ended June 30, 2025, respectively. The interest expense associated with the discount and deferred financing costs was $0.9 million and $1.7 million for the three and six months ended June 30, 2026, respectively, and was $0.8 million and $1.1 million for the three and six months ended June 30, 2025, respectively.

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

As of June 30, 2026, Atlas LLC was in compliance with the covenants of the 2025 Term Loan Credit Facility.

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

The Deferred Cash Consideration Note bears interest at a rate of 5.00% per annum if paid in cash, or 7.00% per annum if paid in kind. Interest on the Deferred Cash Consideration Note is payable quarterly in arrears beginning March 29, 2024 through maturity. The Company did not have interest expense associated with the Deferred Cash Consideration Note for the three months ended June 30, 2026, and had de minimis interest expense for the six months ended June 30, 2026. Interest expense associated with the Deferred Cash Consideration Note was $0.2 million and $0.9 million for the three and six months ended June 30, 2025, respectively.

The Deferred Cash Consideration Note included $4.6 million of debt discount and approximately $0.1 million deferred financing costs. The discount and deferred financing costs are a direct reduction from the carrying amount of the debt obligation on the Company’s condensed consolidated balance sheets and are amortized to interest expense using the effective interest method. The Company did not have interest expense associated with the discount and deferred financing costs for the three months ended June 30, 2026, and had interest expense of approximately $0.2 million associated with the discount and deferred financing costs for the six months ended June 30, 2026. Interest expense associated with the discount and deferred financing costs were approximately $0.6 million and $1.2 million in total for the three and six months ended June 30, 2025, respectively.

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

2023 ABL Credit Facility

On February 22, 2023, Atlas LLC, certain of its subsidiaries, as guarantors, Bank of America, N.A., as administrative agent (the “ABL Agent”), and certain financial institutions party thereto as lenders (the “2023 ABL Lenders”) entered into a Loan, Security and Guaranty Agreement (the “2023 ABL Credit Agreement”) pursuant to which the 2023 ABL Lenders provide revolving credit financing to the Company in an aggregate principal amount of up to $75.0 million (the “2023 ABL Credit Facility”), with Availability (as defined in the 2023 ABL Credit Agreement) thereunder subject to a “Borrowing Base” as described in the 2023 ABL Credit Agreement. The 2023 ABL Credit Facility includes a letter of credit sub-facility, which permits issuance of letters of credit up to an aggregate amount of $25.0 million. The 2023 ABL Credit Agreement maturity date was extended, with the ABL Amendment (defined below), from February 22, 2028 to the earliest of (a) February 26, 2029; (b) the date that is 91 days prior to the maturity date for any portion of the Term Loan Debt (as defined in the ABL Amendment); or (c) any date on which the aggregate Commitments terminate thereunder.

Atlas LLC may also request swingline loans under the 2023 ABL Credit Agreement in an aggregate principal amount not to exceed $7.5 million. During the six months ended June 30, 2026 and the year ended December 31, 2025, Atlas LLC had no outstanding swingline loans under the 2023 ABL Credit Facility.

Borrowings under the 2023 ABL Credit Facility bear interest, at Atlas LLC’s option, at either a base rate or Term SOFR (as defined in the 2023 ABL Credit Agreement), as applicable, plus an applicable margin based on average Availability as set forth in the 2023 ABL Credit Agreement. Term SOFR loans bear interest at Term SOFR for the applicable interest period plus an applicable margin, which ranges from 1.50% to 2.00% per annum based on average Availability as set forth in the 2023 ABL Credit Agreement. Base rate loans bear interest at the applicable base rate, plus an applicable margin, which ranges from 0.50% to 1.00% per annum based on average Availability as set forth in the 2023 ABL Credit Agreement. In addition to paying interest on outstanding principal under the 2023 ABL Credit Facility, Atlas LLC is required to pay a commitment fee which ranges from 0.375% per annum to 0.500% per annum with respect to the unutilized commitments under the 2023 ABL Credit Facility, based on the average utilization of the 2023 ABL Credit Facility. Atlas LLC is required to pay customary letter of credit fees, to the extent that one or more letter of credit is outstanding. For the three and six months ended June 30, 2026, we recognized $0.2 million and $0.3 million, respectively, of interest expense, unutilized commitment fees and other fees under the 2023 ABL Credit Facility, classified as interest expense. For the three and six months ended June 30, 2025, we recognized $0.2 million and $0.3 million, respectively, of interest expense, unutilized commitment fees and other fees under the 2023 ABL Credit Facility, classified as interest expense. The 2023 ABL credit facility included $1.0 million in deferred financing costs that are recorded under other long-term assets on the condensed consolidated balance sheets and are amortized on a straight-line basis over the life of the agreement.

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

On July 25, 2025, the Company drew down $25.0 million under the 2023 ABL Credit Facility to fund cash consideration for the PropFlow Acquisition. On October 30, 2025 and January 30, 2026, the Company drew down $25.0 million and $25.0 million, respectively, under the 2023 ABL Credit Facility for general corporate purposes. The Company had interest expense of $0.1 million and $1.1 million for the three and six months ended June 30, 2026, respectively. The Company had no interest expense associated with the debt for the three months ended June 30, 2025, and had $0.6 million of interest expense for the six months ended June 30, 2025. The draw included $0.3 million in debt issuance costs and $0.5 million in deferred financing costs. These costs are recorded under other long-term assets on the condensed consolidated balance sheets and are amortized on a straight-line basis over the life of the agreement. Interest expense associated with the amortization of these costs were $0.1 million and $0.2 million for the three and six months ended June 30, 2026, respectively. Interest expense associated with the amortization of these costs were de minimis and $0.1 million for the three and six months ended June 30, 2025, respectively.

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

The 2023 ABL Credit Facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of June 30, 2026, the Company was in compliance with the covenants under the 2023 ABL Credit Facility.

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

Fifth Amendment to the 2023 ABL Credit Agreement

On April 9, 2026, Atlas LLC and certain subsidiaries of the Company entered into that certain Fifth Amendment to Loan, Security and Guaranty Agreement (the “Fifth ABL Amendment”), among Atlas LLC, as the borrower, the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent. The Fifth ABL Amendment amends that certain Loan, Security and Guaranty Agreement, dated as of February 22, 2023, as amended, to, among other things, permit the issuance of the 2031 Notes and entry into the Capped Call Transactions.

Repayment of the 2023 ABL Credit Agreement

On April 13, 2026, the Company paid the $75.0 million balance of the 2023 ABL Credit Facility along with $1.9 million of accrued interest and fees.

As of June 30, 2026, Atlas LLC had no outstanding borrowings and $0.3 million in outstanding letters of credit under the 2023 ABL Credit Facility. Additionally, as of June 30, 2026, the Borrowing Base was $125.0 million, and Availability was $124.7 million.

Other Indebtedness

The Company has other indebtedness of $40.2 million of equipment finance notes as of June 30, 2026. There was $0.4 million and $0.8 million interest expense for the three and six months ended June 30, 2026, respectively. There was de minimis and $0.1 million interest expense for the three and six months ended June 30, 2025, respectively. These equipment finance notes have terms ending in April 2026 through December 2032 and certain interest rates ranging from 2.24% to 10.89%.

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

Royalty expense associated with these agreements is recorded as the product is sold and is included in cost of sales. Royalty expense associated with these agreements were less than 5% of cost of sales for the three and six months ended June 30, 2026 and 2025.

Standby Letters of Credit

As of both June 30, 2026 and December 31, 2025, we had $0.3 million outstanding in standby letters of credit issued under the 2023 ABL Credit Facility.

Purchase Commitments

In connection with our normal operations, we enter short-term purchase obligations for products and services.

In October 2024, we entered into an agreement to purchase dredge equipment in the amount of approximately $9.8 million with a 25% downpayment applied at placement of the order with the remaining 75% to be paid during delivery and assembly, subject to customary terms and conditions. Delivery of equipment is expected to occur in 2026. As of June 30, 2026, we have spent $7.1 million and have $2.7 million outstanding on this commitment expected to be spent in 2026.

In November 2024, we entered into an agreement to purchase logistics equipment for approximately $32.8 million with a 40% downpayment, monthly progress billings, and balance due at readiness to ship, subject to customary terms and conditions. Delivery of certain equipment occurred in 2025 and the remaining delivery is expected to take place in 2026. Subsequent to the purchase agreement, we entered into a lease financing agreement, refer to Note 7 - Leases for further discussion. As of June 30, 2026, there has been $32.8 million spent with no remaining spend on this commitment.

In February 2025, we entered into an agreement to purchase logistics equipment for approximately $15.8 million with progress billings, subject to customary terms and conditions and applicable shipping and taxes. Under the agreement, we elected to purchase approximately $7.9 million of additional logistics equipment in 2025 and approximately $7.9 million of additional logistics equipment in 2026, subject to customary terms and conditions and applicable shipping and taxes. Delivery of certain equipment occurred in 2025 and the remaining delivery is expected to take place in 2026. Subsequent to the purchase agreement, we entered into a lease financing agreement, refer to Note 7 - Leases for further discussion. As of June 30, 2026, there has been $29.4 million spent and $2.2 million outstanding on these commitments expected to be spent in 2026.

In March 2025, a vendor reached key performance and operational milestones that committed the Company to order an initial 100 trucks by March 31, 2026. Subsequent to the purchase agreement, we entered into a debt financing agreement, refer to Note 8 - Debt for further discussion. As of June 30, 2026, we have placed an order for the 100 trucks and have purchased 36 of the 100 trucks. The remaining estimated total cost of our commitment is approximately $15.5 million based on our most recent purchase price, which is subject to change based on market pricing at the time of purchase.

In November 2025, we entered into the Reservation Agreement for the manufacture of approximately 240 MW of power generation equipment. The aggregate cost of such equipment is approximately $278.3 million. The Reservation Agreement was assigned to Stonebriar in connection with entry into the Lease Documents. The cost of the investment may be financed under the Lease Documents as progress payments become due. We expect deliveries to begin in late 2026. Pursuant to the Reservation Agreement, the parties negotiated and entered into an engineering, procurement and construction agreement governing the terms of the manufacture, delivery and installation for a certain portion of the equipment, which provided for an additional estimated $53.7 million commitment for balance of plant and labor costs and contains customary representations, warranties and agreements of the parties, indemnification obligations and other customary terms and conditions associated therewith. The Reservation Agreement and terms and conditions of sale also contain customary agreements of the parties and customary terms and conditions. As of June 30, 2026, there has been $124.3 million spent and $207.7 million outstanding on these commitments. The Company expects substantially all of this amount to be incurred over the second half of 2026 and 2027, with the timing within that period dependent on project execution and deliveries. Subsequent to June 30, 2026, there was $31.6 million spent on this commitment.

On March 4, 2026, ProjectCo entered into the Global Framework Agreement (the “GFA”) with Caterpillar Inc. (“Caterpillar”) pursuant to which Caterpillar will reserve approximately 1.4 GW (“Reserved Capacity”) of incremental power generation equipment (the “Caterpillar Equipment”) and ProjectCo will commit to purchase the Caterpillar Equipment from certain Caterpillar authorized dealers (“Participating Dealers”) based on ProjectCo’s monthly demand forecast beginning on the effective date of the GFA and ending on December 31, 2030 (the “Term”) for an initial total aggregate purchase obligation of approximately $840.0 million. The initial purchase price for the Caterpillar Equipment is subject to adjustments including annual escalations capped at 8% per year, shipping and transportation and adjustments for tariffs affecting the cost of the Caterpillar Equipment. ProjectCo must pay an annual capacity deposit of $5.0 million (“Advanced Payment”) in June of each year, beginning in 2027, which will be credited towards the purchase price of Caterpillar Equipment. Payment for the Caterpillar Equipment is structured in customary installments. As of June 30, 2026, there has been no spend with $840.0 million outstanding on this commitment. The Company expects to spend through 2029 with delivery of power equipment through 2030.

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

We recorded litigation settlement accruals of $17.0 million in accrued liabilities on the condensed consolidated balance sheets for the period ended June 30, 2026. In addition, we recorded $14.4 million of insurance remittance in prepaid expenses and other current assets on the condensed consolidated balance sheets for the period ended June 30, 2026. On the condensed consolidated statement of operations, the litigation settlement expense and insurance remittance are presented net for $2.6 million under litigation settlement expense as the collection on insurance was deemed probable based on the terms of the applicable insurance policies, settlement agreement, and communications with our insurance carriers. For further discussion on the Ayers litigation, refer to Item 1. Legal Proceedings included elsewhere in this Quarterly Report on Form 10-Q.

Note 10 – Stockholders Equity

Common Stock

The Company is authorized to issue 500,000,000 shares of preferred stock and 1,500,000,000 shares of par value $0.01 per share common stock (the “Common Stock”). As of June 30, 2026, there were 125,002,528 shares of Common Stock issued and outstanding and no shares of preferred stock issued or outstanding.

Share Repurchase Program

On October 24, 2024, the Board of Directors of the Company (the “Board”) authorized a share repurchase program under which the Company may repurchase up to $200.0 million of outstanding Common Stock until December 31, 2026. There were no shares repurchased during the three and six months ended June 30, 2026. During both the three and six months ended June 30, 2025, the Company repurchased 16,380 shares of Common Stock through open-market purchases, pursuant to our share repurchase program, at an average price, including commission, of $12.21 for an aggregate purchase price of $200,000. As of June 30, 2026, $199.8 million remains available for repurchase.

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

Subject to adjustment in accordance with the terms of the LTIP, 10,270,000 shares of Common Stock have been reserved for issuance pursuant to awards under the LTIP. If an award under the LTIP is forfeited, settled for cash or expires without the actual delivery of shares, any shares subject to such award will again be available for new awards under the LTIP. The LTIP will be administered by the Compensation Committee (the “Compensation Committee”) of the Board. We had 3,476,076 shares of the Company’s Common Stock available for future grants as of June 30, 2026. We account for the awards granted under the LTIP as compensation cost measured at the fair value of the award on the date of grant.

Restricted Stock Units

RSUs represent the right to receive shares of Common Stock at the end of the vesting period in an amount equal to the number of RSUs that vest. The granted RSUs vest and become exercisable with respect to employees in three equal installments starting on the first anniversary of the date of grant and, with respect to directors, on the one-year anniversary of the date of grant, so long as the participant either remains continuously employed or continues to provide services to the Board, as applicable. The RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases providing services to the Company prior to the date the award vests. If the participant’s employment with or service to the Company is terminated for cause or without good reason prior to the vesting of all of the RSUs, and unless such termination is a “Qualifying Termination” or due to a “Change in Control” as defined in the applicable RSU agreement, any unvested RSUs will generally terminate automatically and be forfeited without further notice and at no cost to the Company. In the event the Company declares and pays a dividend in respect of its outstanding shares of Common Stock and, on the record date for such dividend, the participant holds RSUs that have not been settled, we will record the amount of such dividend in a bookkeeping account and pay to the participant an amount in cash equal to the cash dividends the participant would have received if the participant was the holder of record, as of such record date, of a number of shares of Common Stock equal to the number of RSUs held by the participant that had not been settled as of such record date, such payment to be made on or within 60 days following the date on which such RSUs vest. The stock-based compensation expense of such RSUs was determined using the closing prices on the grant date. We account for forfeitures as they occur. We recognized stock-based compensation related to RSUs of $5.6 million and $11.0 million for the three and six months ended June 30, 2026, respectively. We recognized stock-based compensation related to RSUs of $5.3 million and $9.6 million for the three and six months ended June 30, 2025, respectively. Changes in non-vested RSUs outstanding under the LTIP during the six months ended June 30, 2026 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2025	1,642,080	$19.14
Granted	1,566,955	$10.27
Vested	(580,314)	$18.82
Forfeited	(61,179)	$15.64
Non-vested at June 30, 2026	2,567,542	$13.89

The total fair value of shares vested during the three and six months ended June 30, 2026 was $2.9 million and $10.9 million, respectively. There was approximately $25.8 million of unrecognized compensation expense relating to outstanding RSUs as of June 30, 2026. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.4 years.

Performance Share Units

Performance share units (“PSUs”) represent the right to receive one share of Common Stock multiplied by the number of PSUs that become earned, and the number of PSUs that may vest range from 0% to 200% of the Target PSUs (as defined in the Performance Share Unit Grant Agreement governing the PSUs (the “PSU Agreement”)), subject to the Compensation Committee’s discretion to increase the ultimate number of vested PSUs above the foregoing maximum level. Each PSU also includes a tandem dividend equivalent right, which is a right to receive an amount equal to the cash dividends made with respect to a share of Common Stock during the Performance Period (as defined in the PSU Agreement), which will be adjusted to correlate to the number of PSUs that ultimately become vested pursuant to the PSU Agreement. 1,129,415 PSUs (based on target) were granted in 2026 (the “2026 PSUs”). The Performance Goals (as defined in the PSU Agreement) for the 2026 PSUs are based on a combination of Return on Capital Employed (“ROCE”) and “Relative TSR” (each, as defined in the PSU Agreement), with 25% weight applied to ROCE and 75% weight applied to Relative TSR, each as measured during the three-year Performance Period ending December 31, 2028. The vesting level is calculated based on the actual total stockholder return achieved during the Performance Period. The fair value of such PSUs was determined using a Monte Carlo simulation and will be recognized over the applicable Performance Period. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award. Expected volatilities in the model were estimated using a historical period consistent with the Performance Period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant. We recognized stock-based compensation related to PSUs of $3.1 million and $6.1 million for the three and six months ended June 30, 2026, respectively. We recognized stock-based compensation related to PSUs of $3.0 million and $5.2 million for the three and six months ended June 30, 2025, respectively. Changes in non-vested PSUs outstanding under the LTIP during the six months ended June 30, 2026 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2025	1,442,773	$22.92
Granted	1,129,415	$10.89
Vested	(449,024)	$20.59
Forfeited	(26,139)	$19.32
Non-vested at June 30, 2026	2,097,025	$16.95

There were no PSUs vested during the three months ended June 30, 2026. The total fair value of shares vested during the six months ended June 30, 2026 was $9.2 million. There was approximately $18.7 million of unrecognized compensation expense relating to outstanding PSUs as of June 30, 2026. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of 2.0 years.

Note 12 – Earnings per Share

Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period. Diluted earnings per share measures the performance of an entity over the reporting period while giving effect to all potentially dilutive shares of Common Stock that were outstanding during the period. The Company uses the treasury stock method to determine the potential dilutive effect of vesting of its outstanding RSUs and PSUs. The Company uses the if-converted method to determine the potential dilutive effect of convertible notes. The Capped Call Transactions are antidilutive and are excluded from diluted EPS. The Company does not use the two-class method.

The following table reflects the allocation of net income (loss) to common stockholders and EPS computations for the period indicated based on a weighted average number of shares of Common Stock outstanding for the three and six months ended June 30, 2026 and 2025 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(25,096)	$(5,558)	$(72,360)	$(4,339)
Denominator:
Basic weighted average shares outstanding	124,938	123,655	124,782	120,965
Diluted weighted average shares outstanding	124,938	123,655	124,782	120,965

Basic EPS attributable to holders of Common Stock	$(0.20)	$(0.04)	$(0.58)	$(0.04)
Diluted EPS attributable to holders of Common Stock	$(0.20)	$(0.04)	$(0.58)	$(0.04)

We had a net loss for the three and six months ended June 30, 2026 and 2025. Accordingly, our diluted loss per share calculation was equivalent to our basic loss per share calculation since diluted loss per share excluded any assumed exercise of equity awards or convertible notes. These were excluded because they were deemed to be anti-dilutive, meaning their inclusion would have reduced the reported net loss per share in the applicable period.

The following potentially dilutive average shares attributable to outstanding equity awards and convertible notes were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
RSUs excluded	2,661	246	2,349	314
PSUs excluded	2,185	669	2,185	896
Convertible notes excluded	28,291	—	14,223	—

Note 13 – Income Taxes

The Company is a corporation and is subject to U.S. federal, state and local income taxes. The effective combined U.S. federal and state income tax rate for the three and six months ended June 30, 2026, was 44.9% and 22.4%, respectively. The effective combined U.S. federal and state income tax rate for the three and six months ended June 30, 2025, was 23.2% and (16.5)%, respectively.

During the three and six months ended June 30, 2026, we recognized an income tax benefit of $20.4 million and $20.9 million, respectively. During the three and six months ended June 30, 2025, we recognized an income tax benefit of $1.7 million and income tax expense of $0.6 million, respectively.

Total income tax expense for the three and six months ended June 30, 2026 differed from amounts computed by applying the U.S. federal statutory tax rate of 21% to pre-tax book loss for the period primarily due to the benefit of percentage depletion in excess of basis which was offset by the unfavorable impact of non-deductible Section 162(m) compensation.

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

During the second quarter of 2026, the Company identified an error in its income tax provision calculation for the three months ended March 31, 2026 that resulted in an understatement of the recorded income tax benefit by approximately $9.6 million for the three months ended March 31, 2026, which overstated net loss by the same amount and overstated net loss per share by $0.08. This error was corrected as part of the income tax benefit recognized for the three months ended June 30, 2026.

Note 14 – Related-Party Transactions

Anthem Ventures, LLC

Anthem Ventures, LLC (“Anthem Ventures”) provides us with transportation services. Anthem Ventures is owned and controlled by our Executive Chairman, Ben M. “Bud” Brigham. For both the three and six months ended June 30, 2026 and 2025, our aggregate expenses to Anthem Ventures for these services were de minimis. As of both June 30, 2026 and December 31, 2025, we did not have an outstanding accounts payable balance with this related party. As of both June 30, 2026 and December 31, 2025, we had de minimis prepaid expenses with Anthem Ventures.

Additionally, we invoice Anthem Ventures for reimbursement of services provided by an employee of the Company. As of June 30, 2026, we did not have an outstanding accounts receivable balance with this related party. As of December 31, 2025, our outstanding accounts receivable to Anthem Ventures was $0.1 million.

Brigham Land Management LLC

Brigham Land Management LLC (“Brigham Land”) provides us with landman services for certain of our projects and initiatives. The services are provided on a per hour basis at market prices. Brigham Land is owned and controlled by Vince Brigham, an advisor to the Company and the brother of our Executive Chairman, Bud Brigham. For the three and six months ended June 30, 2026, our aggregate expenses to Brigham Land were approximately $0.1 million and $0.2 million, respectively. For the three and six months ended June 30, 2025, our aggregate expenses to Brigham Land were approximately $0.2 million and $0.3 million, respectively. As of June 30, 2026 and December 31, 2025, our outstanding accounts payable to Brigham Land were $0.1 million and de minimis, respectively.

Earth Resources, LLC

Earth Resources, LLC (“Earth Resources”), formerly known as Brigham Earth, LLC, provides us with professional and consulting services as well as access to certain information and software systems. Earth Resources is owned and controlled by our Executive Chairman, Bud Brigham. For the three and six months ended June 30, 2026 and 2025, we had no aggregate expenses with this related party. As of both June 30, 2026 and December 31, 2025, we did not have an outstanding accounts payable balance with this related party.

In a Good Mood, LLC

In a Good Mood, LLC (“In a Good Mood”) provides the Company with access, at cost, to reserved space in the Moody Center in Austin, Texas for concerts, sporting events and other opportunities as a benefit to our employees and for business entertainment. In a Good Mood is owned and controlled by our Executive Chairman, Bud Brigham. For both the three and six months ended June 30, 2026, our aggregate expenses to In a Good Mood were approximately $0.1 million. For the three and six months ended June 30, 2025, our aggregate expenses to In a Good Mood were approximately de minimis and $0.1 million, respectively. As of both June 30, 2026 and December 31, 2025, we did not have an outstanding accounts payable balance with this related party. As of June 30, 2026 and December 31, 2025, we had $0.1 million and $0.2 million, respectively, in prepaid expenses with In a Good Mood.

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

The following tables summarize selected financial information relating to our business segments (in thousands):

	Three Months Ended June 30,
	2026			2025
	Sand & Logistics	Power	Total	Sand & Logistics	Power	Total
Product revenue	$101,228	$2,310	$103,538	$126,328	$280	$126,608
Service revenue	162,670	—	162,670	146,355	—	146,355
Rental revenue	—	26,970	26,970	—	15,713	15,713
Total revenue	263,898	29,280	293,178	272,683	15,993	288,676
Cost of sales (excluding depreciation, depletion and accretion expense) (1)	211,085	10,212	221,297	189,956	5,948	195,904
Depreciation, depletion and accretion expense (1)	40,169	5,857	46,026	38,202	2,431	40,633
Gross profit	$12,644	$13,211	$25,855	$44,525	$7,614	$52,139
Selling, general and administrative expense (including stock-based compensation expense of $8,683 and $8,290 respectively)			39,411			34,371
Credit loss expense			—			4,110
Amortization expense of acquired intangible assets			6,441			6,465
Litigation settlement expense, net			2,550			—
Operating income (loss)			(22,547)			7,193
Interest (expense), net			(16,240)			(14,798)
Loss on early payoff of lease financing			(6,783)			—
Other income (expense), net			41			370
Loss before income taxes			(45,529)			(7,235)
Income tax benefit			(20,433)			(1,677)
Net loss			$(25,096)			$(5,558)

	Six Months Ended June 30,
	2026			2025
	Sand & Logistics	Power	Total	Sand & Logistics	Power	Total
Product revenue	$206,832	$5,646	$212,478	$265,973	$280	$266,253
Service revenue	301,783	—	301,783	296,964	—	296,964
Rental revenue	—	44,500	44,500	—	23,050	23,050
Total revenue	508,615	50,146	558,761	562,937	23,330	586,267
Cost of sales (excluding depreciation, depletion and accretion expense) (1)	417,137	18,185	435,322	393,675	8,292	401,967
Depreciation, depletion and accretion expense (1)	80,247	11,005	91,252	74,113	3,520	77,633
Gross profit	$11,231	$20,956	$32,187	$95,149	$11,518	$106,667
Selling, general and administrative expense (including stock-based compensation expense of $17,125 and $14,808, respectively)			75,157			68,783
Credit loss expense			17			4,110
Amortization expense of acquired intangible assets			12,812			11,250
Litigation settlement expense, net			2,550			—
Insurance recovery (gain)			(3,326)			—
Operating income (loss)			(55,023)			22,524
Interest (expense), net			(32,024)			(26,876)
Loss on early payoff of lease financing			(6,783)			—
Other income (expense), net			527			629
Loss before income taxes			(93,303)			(3,723)
Income tax expense (benefit)			(20,943)			616
Net loss			$(72,360)			$(4,339)

(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

The following tables reconcile segment total assets and capital expenditures incurred (in thousands):

	June 30, 2026	December 31, 2025
Sand & Logistics	$2,217,714	$1,946,298
Power	337,553	282,130
Total assets	$2,555,267	$2,228,428

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sand & Logistics	$18,363	$33,420	$37,213	$70,144
Power	131,616	6,882	179,842	9,021
Total capital expenditures incurred	$149,979	$40,302	$217,055	$79,165

Note 16 – Fair Value Measurements

The following table sets forth the Company’s assets and liabilities that were recognized at fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
June 30, 2026	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration (1)	$—	$—	$1,890	$1,890
Total	$—	$—	$1,890	$1,890

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
December 31, 2025	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration (1)	$—	$—	$1,890	$1,890
Total	$—	$—	$1,890	$1,890

(1) As of June 30, 2026, the current portion of contingent consideration, $0.7 million, is recorded within other current liabilities and the long-term portion, $1.2 million, is recorded within other long-term liabilities on the Company’s condensed consolidated balance sheets. As of December 31, 2025, contingent consideration was recorded within other long-term liabilities on the Company’s condensed consolidated balance sheets.

Fair Value of Contingent Consideration:

The fair value measurement of contingent consideration is determined using Level 3 inputs. The Company’s contingent consideration represents a component of the total purchase consideration for the PropFlow Acquisition. The measurement is calculated using unobservable inputs based on the Company’s own assessment of achievement of certain performance goals. The Company estimated the fair value of the contingent consideration based on the Monte Carlo simulation model. Refer to Note 3 - Acquisitions for further discussion. The Company did not have fair value changes for both the three and six months ended June 30, 2026. There was no contingent consideration for the period ended June 30, 2025.

Changes in the fair value of contingent consideration are as follows (in thousands):

Six Months Ended June 30, 2026
Beginning Balance	$1,890
Fair value changes	—
Ending Balance	$1,890

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

Cautionary Note Regarding Forward-Looking Statements

This Report contains forward-looking statements that are subject to risks and uncertainties. All statements, other than statements of historical fact included in this Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Report, the words “may,” “forecast,” “continue,” “could,” “would,” “will,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the section titled “Risk Factors” included in this Report and in our Annual Report, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, filed with the SEC on May 5, 2026. By their nature, forward-looking statements involve known and unknown risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Although we believe that the forward-looking statements contained in this Report are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:

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
•
the impact of geopolitical developments and tensions, war and uncertainty in oil-producing countries (including the invasion of Ukraine by Russia, the ongoing conflict involving Iran and disruptions to shipping through the Strait of Hormuz, continued instability in the Middle East, the recent events in Venezuela and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy);
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

Recent Developments

Power Purchase Agreement

On April 1, 2026, the Company announced that Socorro entered into a five-year power purchase agreement (with options to renew for two five-year terms, up to an additional 10 years) (the “PPA”) with a technology infrastructure provider (the “Customer”), pursuant to which the Company has agreed to develop a power facility and provide dedicated on-site power generation capacity for the Customer. The equipment to be delivered pursuant to the PPA represents 50% of the 240 MW of recently ordered power generation equipment from a dealer of Caterpillar Inc., which was previously announced on November 3, 2025. The Company anticipates full energization during the first half of 2027, subject to customary conditions.

Financial Developments

2031 Convertible Notes and Capped Call Transaction

On April 9, 2026, the Company issued $450.0 million aggregate principal amount of its 0.50% Convertible Senior Notes due 2031 (the “2031 Notes” and the offering of the Notes, the “2031 Notes Offering”), which included the full exercise of an over-allotment option for $60.0 million principal amount of 2031 Notes. The Company received approximately $386.2 million of net proceeds from the 2031 Notes Offering, after deducting underwriting and offering fees and after using $49.7 million of the net proceeds to fund the costs of entering into the Capped Call Transactions (defined below under Debt Agreements). The Company used $66.2 million of the net proceeds to pay down outstanding borrowings under the Lease Documents (defined below under Debt Agreements) and $76.9 million of the net proceeds to pay down the 2023 ABL Credit Facility (defined below under Debt Agreements). The Company expects to use the remainder of the net proceeds for general corporate purposes, including to purchase a portion of the power generation equipment under the Global Framework Agreement (the “GFA”) with Caterpillar Inc., along with balance of plant and supporting equipment.

For additional information on the terms of the 2031 Notes and the Capped Call Transactions, refer to Note 8 - Debt of the unaudited condensed consolidated financial statements (the “Financial Statements”) included elsewhere in this Report.

Fifth Amendment to the 2023 ABL Credit Agreement

On April 9, 2026, Atlas LLC and certain subsidiaries of the Company entered into that certain Fifth Amendment to Loan, Security and Guaranty Agreement (the “Fifth ABL Amendment”), among Atlas LLC, as the borrower, the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent. The Fifth ABL Amendment amends that certain Loan, Security and Guaranty Agreement, dated as of February 22, 2023, as amended, to, among other things, permit the issuance of the 2031 Notes and entry into the Capped Call Transactions.

2023 ABL Credit Agreement

On April 13, 2026, the Company paid the $75.0 million balance of the 2023 ABL Credit Facility along with $1.9 million of accrued interest and fees.

Master Lease Agreement and Interim Funding Agreement

On April 15, 2026, the Company paid down $66.2 million of outstanding borrowings under the Lease Documents with Stonebriar Commercial Finance LLC (“Stonebriar”).

Recent Trends and Outlook

Drilling and completions activity is highly correlated to commodity prices. West Texas Intermediate crude oil averaged $95.99 per barrel in the second quarter of 2026, roughly 48.5% increase year over year versus $64.63 per barrel in the second quarter of 2025. The near-term price outlook remains volatile amid rapidly changing U.S. – Iran relations, with potential stabilization in the second half of 2026. Longer term, global economic growth, energy security priorities, and projected multi-year increases in power consumption could bolster demand for both crude and natural gas.

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

We also generate product revenue from the sale of logistics equipment to customers. Logistics equipment revenues are derived from sales agreements with customers for certain equipment.

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

We define Adjusted EBITDA as net income before depreciation, depletion and accretion expense, amortization expense of acquired intangible assets, interest expense, income tax expense, stock and unit-based compensation, loss on extinguishment of debt, loss on disposal of assets, insurance recovery (gain), unrealized commodity derivative gain (loss), litigation-related costs, net, other acquisition related costs, and other non-recurring costs. Management believes Adjusted EBITDA is useful because it allows them to more effectively evaluate our consolidated operating performance and compare the results of our operations from period to period and against our peers without regard to our financing methods or capital structure. We exclude the items listed above from net income in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Certain prior period litigation-related costs, net are now included as an add-back to Adjusted EBITDA in order to conform to the current period presentation and to more accurately describe the Company’s consolidated operating performance and results period-over-period.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)
	(In thousands)
Net loss	$(25,096)	$(5,558)	$(72,360)	$(4,339)
Depreciation, depletion and accretion expense	48,088	41,717	94,971	79,981
Amortization expense of acquired intangible assets	6,441	6,465	12,812	11,250
Interest expense	18,103	14,955	34,017	28,001
Income tax expense (benefit)	(20,433)	(1,677)	(20,943)	616
EBITDA	$27,103	$55,902	$48,497	$115,509
Stock-based compensation	8,683	8,290	17,125	14,808
Insurance recovery (gain) (1)	—	—	(3,326)	—
Litigation-related costs, net (2)	6,683	750	8,194	1,061
Other non-recurring costs (3)	7,005	4,298	8,755	5,147
Other acquisition related costs (4)	40	1,969	182	9,286
Adjusted EBITDA	$49,514	$71,209	$79,427	$145,811
Maintenance Capital Expenditures (5)	14,622	21,589	39,246	37,122
Adjusted Free Cash Flow	$34,892	$49,620	$40,181	$108,689

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)
	(In thousands)
Net loss	$(25,096)	$(5,558)	$(72,360)	$(4,339)
Depreciation, depletion and accretion expense	48,088	41,717	94,971	79,981
Amortization expense of acquired intangible assets	6,441	6,465	12,812	11,250
Interest expense	18,103	14,955	34,017	28,001
Income tax expense (benefit)	(20,433)	(1,677)	(20,943)	616
EBITDA	$27,103	$55,902	$48,497	$115,509
Stock-based compensation	8,683	8,290	17,125	14,808
Insurance recovery (gain) (1)	—	—	(3,326)	—
Litigation-related costs, net (2)	6,683	750	8,194	1,061
Other non-recurring costs (3)	7,005	4,298	8,755	5,147
Other acquisition related costs (4)	40	1,969	182	9,286
Adjusted EBITDA	$49,514	$71,209	$79,427	$145,811
Capital expenditures	153,830	40,268	183,105	92,657
Acquisitions	—	—	—	181,511
Adjusted EBITDA less Capital Expenditures	$(104,316)	$30,941	$(103,678)	$(128,357)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)
	(In thousands)
Net cash provided by (used in) operating activities	$(553)	$88,642	$18,443	$81,192
Current income tax expense (benefit) (5)	(4,617)	1,325	—	2,239
Change in operating assets and liabilities	33,019	(35,232)	23,164	25,476
Cash interest expense (5)	14,847	13,459	29,607	25,290
Maintenance Capital Expenditures (5)	(14,622)	(21,589)	(39,246)	(37,122)
Gain on sales of equipment	923	—	2,207	—
Credit loss expense	—	(4,110)	(17)	(4,110)
Loss on early payoff of lease financing	(6,783)	—	(6,783)	—
Litigation-related costs, net (2)	6,683	750	8,194	1,061
Other non-recurring costs (3)	7,005	4,298	8,755	5,147
Other acquisition related costs (4)	40	1,969	182	9,286
Insurance recovery (gain) (1)	—	—	(3,326)	—
Other	(1,050)	108	(999)	230
Adjusted Free Cash Flow	$34,892	$49,620	$40,181	$108,689

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)
	(In thousands, except percentages)
Net cash provided by (used in) operating activities	$(553)	$88,642	$18,443	$81,192
Current income tax expense (benefit) (5)	(4,617)	1,325	—	2,239
Change in operating assets and liabilities	33,019	(35,232)	23,164	25,476
Cash interest expense (5)	14,847	13,459	29,607	25,290
Capital expenditures	(153,830)	(40,268)	(183,105)	(92,657)
Acquisitions	—	—	—	(181,511)
Gain on sales of equipment	923	—	2,207	—
Credit loss expense	—	(4,110)	(17)	(4,110)
Loss on early payoff of lease financing	(6,783)	—	(6,783)	—
Litigation-related costs, net (2)	6,683	750	8,194	1,061
Other non-recurring costs (3)	7,005	4,298	8,755	5,147
Other acquisition related costs (4)	40	1,969	182	9,286
Insurance recovery (gain) (1)	—	—	(3,326)	—
Other	(1,050)	108	(999)	230
Adjusted EBITDA less Capital Expenditures	$(104,316)	$30,941	$(103,678)	$(128,357)
Adjusted EBITDA Margin	16.9%	24.7%	14.2%	24.9%
Adjusted EBITDA less Capital Expenditure Margin	(35.6%)	10.7%	(18.6%)	(21.9%)
Adjusted Free Cash Flow Margin	11.9%	17.2%	7.2%	18.5%
Adjusted Free Cash Flow Conversion	70.5%	69.7%	50.6%	74.5%

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)
	(In thousands)
Gross Profit	$25,855	$52,139	$32,187	$106,667
Depreciation, depletion and accretion expense	46,026	40,633	91,252	77,633
Contribution Margin	$71,881	$92,772	$123,439	$184,300

(1) Represents insurance recovery (gain) related to the dredge mining assets at the Kermit facility.

(2) Represents litigation-related costs that are unrelated to our core ongoing business operations, including external legal fees and probable settlement fees, net of insurance.

(3) Other non-recurring costs includes loss on early payoff of lease financing, credit loss expense due to a dispute with a counterparty, costs incurred during our 2025 Term Loan Credit Facility (defined below under Debt Agreements) transaction, and other infrequent and unusual costs.

(4) Represents transactions costs incurred in connection with acquisitions, including fees paid to finance, legal, accounting and other advisors, employee retention and benefit costs, and other operational and corporate costs.

(5) A reconciliation of these items used to calculate Adjusted Free Cash Flow to comparable GAAP measures is included below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)
	(In thousands)
Current tax expense reconciliation:
Income tax expense (benefit)	$(20,433)	$(1,677)	$(20,943)	$616
Less: deferred tax expense	15,816	3,002	20,943	1,623
Current income tax expense (benefit)	$(4,617)	$1,325	$—	$2,239
Cash interest expense reconciliation:
Interest expense, net	$16,240	$14,798	$32,024	$26,876
Less: Amortization of debt discount	(1,457)	(1,399)	(2,514)	(2,508)
Less: Amortization of deferred financing costs	(1,799)	(97)	(1,896)	(203)
Less: Interest income	1,863	157	1,993	1,125
Cash interest expense	$14,847	$13,459	$29,607	$25,290
Maintenance Capital Expenditures, accrual basis reconciliation:
Purchases of property, plant and equipment	$153,830	$40,268	$183,105	$92,657
Changes in operating assets and liabilities associated with investing activities, equipment assets acquired through debt, and asset retirement obligations (6)	(3,851)	34	33,950	(13,492)
Less: Equipment assets acquired through debt and asset retirement obligations	(3,821)	(6,154)	(39,291)	(9,528)
Less: Growth capital expenditures and reconstruction of previously incurred growth capital expenditures	(131,536)	(12,559)	(138,518)	(32,515)
Maintenance Capital Expenditures, accrual basis	$14,622	$21,589	$39,246	$37,122

	June 30, 2026	June 30, 2025
	(Unaudited)
	(In thousands)
Total Debt	$966,724	$528,424
Discount and deferred financing costs	37,236	26,514
Finance right-of-use lease liabilities	62,180	9,618
Cash and cash equivalents	168,216	78,809
Net Debt	$897,924	$485,747

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

Results of Operations

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2026			2025
	Sand & Logistics	Power	Total	Sand & Logistics	Power	Total
Product revenue	$101,228	$2,310	$103,538	$126,328	$280	$126,608
Service revenue	162,670	—	162,670	146,355	—	146,355
Rental revenue	—	26,970	26,970	—	15,713	15,713
Total revenue	263,898	29,280	293,178	272,683	15,993	288,676
Cost of sales (excluding depreciation, depletion and accretion expense)	211,085	10,212	221,297	189,956	5,948	195,904
Depreciation, depletion and accretion expense	40,169	5,857	46,026	38,202	2,431	40,633
Gross profit	$12,644	$13,211	$25,855	$44,525	$7,614	$52,139
Selling, general and administrative expense (including stock-based compensation expense of $8,683 and $8,290 respectively)			39,411			34,371
Credit loss expense			—			4,110
Amortization expense of acquired intangible assets			6,441			6,465
Litigation settlement expense, net			2,550			—
Operating income (loss)			(22,547)			7,193
Interest (expense), net			(16,240)			(14,798)
Loss on early payoff of lease financing			(6,783)			—
Other income (expense), net			41			370
Loss before income taxes			(45,529)			(7,235)
Income tax benefit			(20,433)			(1,677)
Net loss			$(25,096)			$(5,558)

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Product Revenue. Product revenue decreased by $23.1 million to $103.5 million for the three months ended June 30, 2026, as compared to $126.6 million for the three months ended June 30, 2025. Sand and logistics product revenue decreased by $25.1 million to $101.2 million for the three months ended June 30, 2026, as compared to $126.3 million for the three months ended June 30, 2025. There was a decrease in proppant prices between the periods which contributed to a $19.6 million decrease in product revenue. Additionally, a decrease in shortfall revenue contributed to an $11.5 million decrease in product revenue. The decrease was partially offset by an increase in proppant sales volumes and logistics equipment sales volumes between periods which contributed to a $6.0 million increase in product revenue. Power product revenue increased by $2.0 million to $2.3 million for the three months ended June 30, 2026, as compared to $0.3 million for the three months ended June 30, 2025. The increase was due to more power equipment units sold in 2026 compared to 2025.

Service Revenue. Services revenue, which includes freight for last-mile logistics services, increased by $16.3 million to $162.7 million for the three months ended June 30, 2026, as compared to $146.4 million for the three months ended June 30, 2025. There was an increase in sales volumes shipped to last-mile logistics customers between periods which contributed to a $14.9 million increase in service revenue along with a $1.4 million increase in prices between periods.

Rental Revenue. Rental revenue increased by $11.3 million to $27.0 million for the three months ended June 30, 2026, as compared to $15.7 million for the three months ended June 30, 2025. The increase in rental revenue was due to more power equipment being leased to customers for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025.

Cost of sales (excluding depreciation, depletion and accretion expense). Cost of sales (excluding depreciation, depletion and accretion expense) increased by $25.4 million to $221.3 million for the three months ended June 30, 2026, as compared to $195.9 million for the three months ended June 30, 2025.

Cost of sales (excluding depreciation, depletion and accretion) related to product revenue increased by $5.5 million to $71.8 million for the three months ended June 30, 2026, as compared to $66.3 million for the three months ended June 30, 2025. Sand and logistics cost of sales related to product revenue increased by $4.3 million to $70.4 million for the three months ended June 30, 2026, as compared to $66.1 million for the three months ended June 30, 2025. This increase was due to increased production resulting in increased production costs between periods. Power cost of sales related to product revenue increased by $1.2 million to $1.4 million for the three months ended June 30, 2026, as compared to $0.2 million for the three months ended June 30, 2025. The increase was due to more power equipment units sold between periods.

Cost of sales (excluding depreciation, depletion and accretion expense) related to services increased by $16.8 million to $140.7 million for the three months ended June 30, 2026, as compared to $123.9 million for the three months ended June 30, 2025. The increase was due to increased volumes delivered to last-mile logistics customers between periods.

Cost of sales (excluding depreciation, depletion, and accretion expense) related to rentals increased by $3.1 million to $8.8 million for the three months ended June 30, 2026, as compared to $5.7 million for the three months ended June 30, 2025. This increase was due to more power equipment being leased to customers for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025.

Depreciation, depletion and accretion expense. Depreciation, depletion and accretion expense increased by $5.4 million to $46.0 million for the three months ended June 30, 2026, as compared to $40.6 million for the three months ended June 30, 2025. Sand and logistics depreciation, depletion and accretion expense increased by $2.0 million to $40.2 million for the three months ended June 30, 2026, as compared to $38.2 million for the three months ended June 30, 2025, due to an increase in depreciable assets placed into service when compared to the prior period. Power depreciation, depletion and accretion expense increased by $3.4 million to $5.8 million for the three months ended June 30, 2026, as compared to $2.4 million for the three months ended June 30, 2025, due to an increase in depreciable assets placed into service when compared to the prior period.

Selling, general and administrative expense. Selling, general and administrative expense increased by $5.0 million to $39.4 million for the three months ended June 30, 2026, as compared to $34.4 million for the three months ended June 30, 2025. The increase is due to an increase of $0.4 million from stock-based compensation and an increase of $6.1 million from consulting and professional fees, net of insurance proceeds (see Note 2- Summary of Significant Accounting Policies- Legal Insurance Proceeds), salaries and benefits, depreciation expense, and other corporate expenses. This increase was partially offset by a decrease in certain acquisition related costs and non-recurring costs of $1.5 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025.

Our selling, general and administrative expense includes the non-cash expense for stock-based compensation expense for equity awards granted to our employees. For the three months ended June 30, 2026, stock-based compensation expense was $8.7 million, as compared to $8.3 million of stock-based compensation expense for the three months ended June 30, 2025.

Credit loss expense. There was no credit loss expense for the three months ended June 30, 2026, as compared to $4.1 million for the three months ended June 30, 2025, due to certain shortfall receivables. See Note 2 - Summary of Significant Accounting Policies - Accounts Receivable and Allowance for Credit Losses for more information.

Amortization expense of acquired intangible assets. Amortization expense of acquired intangible assets remained materially consistent at $6.4 million for the three months ended June 30, 2026, as compared to $6.5 million for the three months ended June 30, 2025. The activity was primarily due to the amortization of intangible assets associated with acquisitions.

Litigation settlement expense, net. Litigation settlement expense, net is $2.6 million for the three months ended June 30, 2026, as compared to no litigation settlement expense, net for the three months ended June 30, 2025, due to the Ayers litigation. See Note 9 - Commitment and Contingencies for more information.

Interest (expense), net. Interest expense, net increased by $1.4 million to $16.2 million for the three months ended June 30, 2026, as compared to $14.8 million for the three months ended June 30, 2025. The increase is driven by the interest expense from the Lease Documents (defined below under Debt Agreements).

Loss on early payoff of lease financing. Loss on early payoff of lease financing is $6.8 million for the three months ended June 30, 2026, as compared to no loss on early payoff of lease financing for the three months ended June 30, 2025. See Note 7 - Leases for more information.

Income tax expense (benefit). Income tax benefit increased by $18.7 million to $20.4 million of income tax benefit for the three months ended June 30, 2026, as compared to $1.7 million of income tax benefit for the three months ended June 30, 2025. The increase is primarily attributable to a decrease in income before income taxes and an increase in percentage depletion in excess of basis for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025.

	Six Months Ended June 30,
	2026			2025
	Sand & Logistics	Power	Total	Sand & Logistics	Power	Total
Product revenue	$206,832	$5,646	$212,478	$265,973	$280	$266,253
Service revenue	301,783	—	301,783	296,964	—	296,964
Rental revenue	—	44,500	44,500	—	23,050	23,050
Total revenue	508,615	50,146	558,761	562,937	23,330	586,267
Cost of sales (excluding depreciation, depletion and accretion expense)	417,137	18,185	435,322	393,675	8,292	401,967
Depreciation, depletion and accretion expense	80,247	11,005	91,252	74,113	3,520	77,633
Gross profit	$11,231	$20,956	$32,187	$95,149	$11,518	$106,667
Selling, general and administrative expense (including stock-based compensation expense of $17,125 and $14,808, respectively)			75,157			68,783
Credit loss expense			17			4,110
Amortization expense of acquired intangible assets			12,812			11,250
Litigation settlement expense, net			2,550			—
Insurance recovery (gain)			(3,326)			—
Operating income (loss)			(55,023)			22,524
Interest (expense), net			(32,024)			(26,876)
Loss on early payoff of lease financing			(6,783)			—
Other income (expense), net			527			629
Loss before income taxes			(93,303)			(3,723)
Income tax expense (benefit)			(20,943)			616
Net loss			$(72,360)			$(4,339)

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Product Revenue. Product revenue decreased by $53.8 million to $212.5 million for the six months ended June 30, 2026, as compared to $266.3 million for the six months ended June 30, 2025. Sand and logistics product revenue decreased by $59.2 million to $206.8 million for the six months ended June 30, 2026, as compared to $266.0 million for the six months ended June 30, 2025. There was a decrease in proppant prices between the periods which contributed to a $43.7 million decrease in product revenue. Additionally, a decrease in shortfall revenue contributed to a $22.1 million decrease in product revenue. The decrease was partially offset by an increase in proppant sales volumes and logistics equipment sales volumes between periods which contributed to a $6.6 million increase in product revenue. Power product revenue increased by $5.4 million to $5.7 million for the six months ended June 30, 2026, as compared to $0.3 million for the six months ended June 30, 2025. The increase was due to more power equipment units sold in 2026 compared to 2025.

Service Revenue. Services revenue, which includes freight for last-mile logistics services, increased by $4.8 million to $301.8 million for the six months ended June 30, 2026, as compared to $297.0 million for the six months ended June 30, 2025. There was an increase in sales volumes shipped between the periods which contributed to a $24.6 million increase in service revenue. The increase was partially offset by a decrease in prices between the periods which contributed to a $19.8 million decrease in service revenue.

Rental Revenue. Rental revenue increased by $21.5 million to $44.5 million for the six months ended June 30, 2026, as compared to $23.0 million for the six months ended June 30, 2025. The increase in rental revenue was due to more power equipment being leased to customers for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

Cost of sales (excluding depreciation, depletion and accretion expense). Cost of sales (excluding depreciation, depletion and accretion expense) increased by $33.3 million to $435.3 million for the six months ended June 30, 2026, as compared to $402.0 million for the six months ended June 30, 2025.

Cost of sales (excluding depreciation, depletion and accretion) related to product revenue increased by $16.2 million to $152.8 million for the six months ended June 30, 2026, as compared to $136.6 million for the six months ended June 30, 2025. Sand and logistics cost of sales related to product revenue increased by $13.0 million to $149.4 million for the six months ended June 30, 2026, as compared to $136.4 million for the six months ended June 30, 2025. This increase was due to increased production resulting in increased production costs between periods. Power cost of sales related to product revenue increased by $3.2 million to $3.4 million for the six months ended June 30, 2026, as compared to $0.2 million for the six months ended June 30, 2025. The increase was due to more power equipment units sold between periods.

Cost of sales (excluding depreciation, depletion and accretion expense) related to services increased by $10.3 million to $267.7 million for the six months ended June 30, 2026, as compared to $257.4 million for the six months ended June 30, 2025. The increase was due to increased volumes delivered to last-mile logistics customers between periods.

Cost of sales (excluding depreciation, depletion, and accretion expense) related to rentals increased by $6.8 million to $14.8 million for the six months ended June 30, 2026, as compared to $8.0 million for the six months ended June 30, 2025. This increase was due to more power equipment being leased to customers for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.

Depreciation, depletion and accretion expense. Depreciation, depletion and accretion expense increased by $13.7 million to $91.3 million for the six months ended June 30, 2026, as compared to $77.6 million for the six months ended June 30, 2025. Sand and logistics depreciation, depletion and accretion expense increased by $6.2 million to $80.3 million for the six months ended June 30, 2026 as compared to $74.1 million for the six months ended June 30, 2025, due to an increase in depreciable assets placed into service when compared to the prior period. Power depreciation, depletion and accretion expense increased by $7.5 million to $11.0 million for the six months ended June 30, 2026, as compared to $3.5 million for the six months ended June 30, 2025, due to an increase in depreciable assets placed into service when compared to the prior period. In addition, there were six full months of activity from the Moser Acquisition for the six months ended June 30, 2026 as compared to four full months of activity from the Moser Acquisition for the six months ended June 30, 2025. See Note 3 - Acquisitions for more information.

Selling, general and administrative expense. Selling, general and administrative expense increased by $6.4 million to $75.2 million for the six months ended June 30, 2026, as compared to $68.8 million for the six months ended June 30, 2025. The increase is due to an increase of $2.3 million from stock-based compensation, an increase of $2.4 million from the power segment as there were six full months of activity from the Moser Acquisition for the six months ended June 30, 2026 as compared to four full months of activity from the Moser Acquisition for the six months ended June 30, 2025, and an increase of $9.5 million in consulting and professional fees, net of insurance proceeds (see Note 2- Summary of Significant Accounting Policies- Legal Insurance Proceeds), salaries and benefits, depreciation expense, and other corporate expenses. This increase was partially offset by a decrease in certain acquisition related costs and non-recurring costs of $7.8 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.

Our selling, general and administrative expense includes the non-cash expense for stock-based compensation expense for equity awards granted to our employees. For the six months ended June 30, 2026, stock-based compensation expense was $17.1 million, as compared to $14.8 million of stock-based compensation expense for the six months ended June 30, 2025.

Credit loss expense. Credit loss expense decreased by $4.1 million to de minimis for the six months ended June 30, 2026, as compared to $4.1 million for the six months ended June 30, 2025, due to certain shortfall receivables. See Note 2 - Summary of Significant Accounting Policies - Accounts Receivable and Allowance for Credit Losses for more information.

Amortization expense of acquired intangible assets. Amortization expense of acquired intangible assets increased by $1.5 million to $12.8 million for the six months ended June 30, 2026, as compared to $11.3 million for the six months ended June 30, 2025. The increase was primarily due to the amortization of intangible assets associated with acquisitions in 2025, as there were six full months of activity from the Moser Acquisition for the six months ended June 30, 2026, as compared to four full months of activity from the Moser Acquisition for the six months ended June 30, 2025. See Note 3 - Acquisitions for more information.

Litigation settlement expense, net. Litigation settlement expense, net is $2.6 million for the six months ended June 30, 2026, as compared to no litigation settlement expense, net for the six months ended June 30, 2025, due to the Ayers litigation. See Note 9 - Commitment and Contingencies for more information.

Insurance recovery (gain). Insurance recovery is $3.3 million for the six months ended June 30, 2026, due to an insurance claim for the damaged dredge asset. See Note 6 - Property, Plant and Equipment, Net - Impairment or Disposal of Long-Lived Assets and Insurance Proceeds for more information. There was no insurance recovery for the six months ended June 30, 2025.

Interest (expense), net. Interest expense, net increased by $5.1 million to $32.0 million for the six months ended June 30, 2026, as compared to $26.9 million for the six months ended June 30, 2025. The increase is driven by interest expense associated with the 2025 Term Loan Credit Facility, the 2023 ABL Credit Facility (defined below under Debt Agreements), and the Lease Documents.

Loss on early payoff of lease financing. Loss on early payoff of lease financing is $6.8 million for the six months ended June 30, 2026, as compared to no loss on early payoff of lease financing for the six months ended June 30, 2025. See Note 7 - Leases for more information.

Income tax expense (benefit). Income tax benefit increased by $21.5 million to $20.9 million of income tax benefit for the six months ended June 30, 2026, as compared to $0.6 million of income tax expense for the six months ended June 30, 2025. The increase is primarily attributable to a decrease in income before income taxes and an increase in percentage depletion in excess of basis for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity to date have been capital contributions from our owners, cash flows from operations, equity offerings, the 2031 Notes, and borrowings under our previous term loan credit facilities, and our previous asset-based loan credit facilities. Going forward, we expect our primary sources of liquidity to be cash flows from operations, proceeds from the issuance of the 2031 Notes, availability under our 2023 ABL Credit Facility as amended, funding under our Lease Documents or any other credit facility or lease agreements we enter into in the future and proceeds from any future issuances of debt or equity securities. We expect our primary use of capital will be used for investing in our business, specifically for acquisition of fit-for-purpose equipment used in our logistics platform, and power-related growth capital expenditures. In addition, we have routine facility upgrades and additional ancillary capital expenditures associated with, among other things, contractual obligations and working capital obligations.

As of June 30, 2026, we had working capital, defined as current assets less current liabilities, of $216.4 million and $124.7 million of availability under the 2023 ABL Credit Facility. Our cash and cash equivalents totaled $168.2 million.

Cash Flow

The following table summarizes our cash flow for the periods indicated:

	Six Months Ended June 30,
	2026	2025
	(Unaudited)
Consolidated Statement of Cash Flow Data:	(In thousands)
Net cash provided by operating activities	$18,443	$81,192
Net cash used in investing activities	(174,133)	(268,770)
Net cash provided by financing activities	283,274	194,683
Net increase in cash	$127,584	$7,105

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Net Cash Provided by (used in) Operating Activities. Net cash provided by operating activities was $18.4 million and $81.2 million for the six months ended June 30, 2026 and 2025, respectively. Net loss adjusted for non-cash items for the six months ended June 30, 2026 resulted in a cash increase of $41.6 million, as compared with a cash increase of $106.7 million for the six months ended June 30, 2025. This change was primarily due to lower earnings in 2026. The remaining movement was due to changes in net working capital.

Net Cash Used in Investing Activities. Net cash used in investing activities was $174.1 million and $268.8 million for the six months ended June 30, 2026 and 2025, respectively. The decrease in cash used is primarily attributable to the $181.5 million used in the Moser Acquisition that occurred during the six months ended June 30, 2025, as compared to no such activity for the six months ended June 30, 2026. The decrease was partially offset by an increase in capital spending, primarily from the power segment, during the six months ended June 30, 2026 when compared to the six months ended June 30, 2025.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $283.3 million and $194.7 million for the six months ended June 30, 2026 and 2025, respectively. The increase is primarily attributable to the $436.5 million provided by the 2031 Notes for the six months ended June 30, 2026, as compared to no such activity for the six months ended June 30, 2025. In addition, the increase was attributable to the $61.3 million used in dividends distributed for the six months ended June 30, 2025, as compared to no such activity for the six months ended June 30, 2026. The increase provided by financing activities was partially offset by $253.1 million provided in the Equity Offering (defined below under Debt Agreements) that occurred for the six months ended June 30, 2025, as compared to no such activity for the six months ended June 30, 2026. In addition, the $49.7 million used in the Capped Call Transactions for the six months ended June 30, 2026, as compared to no such activity for the six months ended June 30, 2025, contributed to partially offset the increase. The remaining financing activities were attributable to debt proceeds and debt payments which occurred during the six months ended June 30, 2026 and 2025. Refer to the Debt Agreements section below for more information.

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

We intend to fund our capital requirements through our primary sources of liquidity, which include cash on hand, cash flows from operations, and proceeds from the issuance of the 2031 Notes and, if needed, availability under our 2023 ABL Credit Facility and funding under our Lease Documents.

Debt Agreements

2031 Convertible Notes and Capped Call Transaction

2031 Convertible Notes

On April 9, 2026, the Company, issued $450.0 million aggregate principal amount of its 2031 Notes, which included the exercise in full of the initial purchasers’ (the “Initial Purchasers”) option to purchase up to an additional $60.0 million principal amount of 2031 Notes. The 2031 Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of April 9, 2026, between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”).

The 2031 Notes are the Company’s senior, unsecured obligations and are (i) senior in right of payment to the Company’s indebtedness that is expressly subordinated in right of payment to the 2031 Notes; (ii) equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated; (iii) effectively junior to the Company’s secured indebtedness, to the extent of the value of the assets securing that indebtedness; and (iv) structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.

The Company will pay interest on the 2031 Notes at an annual rate of 0.50%, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2026. The 2031 Notes will mature on April 15, 2031, unless earlier converted, redeemed or repurchased. Before January 15, 2031, noteholders will have the right to convert their 2031 Notes only in certain circumstances and during specified periods. From and after January 15, 2031, noteholders may convert their 2031 Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of the Company’s Common Stock, or a combination of cash and the Company’s Common Stock, at its election. The initial conversion rate is 68.9275 shares of Common Stock per $1,000 principal amount of 2031 Notes, which represents an initial conversion price of approximately $14.51 per share of Common Stock and a premium of approximately 30% over the last reported sale price of $11.16 per share of the Company’s Common Stock on the New York Stock Exchange on April 6, 2026. The conversion rate and conversion price will be subject to adjustment upon the occurrence of certain events.

The 2031 Notes include an aggregate discount to the Initial Purchasers of $13.5 million and $1.1 million in deferred financing fees. These amounts are recorded as a direct reduction from the carrying amount of the debt obligation on the Company’s condensed consolidated balance sheets and are amortized to interest expense using the effective interest method. Interest expense associated with the 2031 Notes was $0.5 million for both the three and six months ended June 30, 2026, and the interest expense associated with the discount and deferred financing costs was $0.6 million for both the three and six months ended June 30, 2026.

The 2031 Notes are redeemable, in whole or in part (subject to certain limitations described below), at the Company’s option at any time, and from time to time, on or after April 20, 2029 and prior to the 41st scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2031 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, but only if the last reported sale price per share of the Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. However, the Company may not redeem less than all of the outstanding 2031 Notes unless at least $100.0 million aggregate principal amount of the 2031 Notes are outstanding and not subject to redemption as of, and after giving effect to, delivery of the relevant notice of redemption. If a fundamental change (as defined in the Indenture) occurs, then, subject to limited exceptions, noteholders may require the Company to repurchase the 2031 Notes at a cash repurchase price equal to the principal amount of the 2031 Notes to be repurchased, plus accrued and unpaid interest to, but excluding any repurchase date. In addition, if the effective date of a “make-whole fundamental change” (as defined in the Indenture) occurs prior to the maturity date of the 2031 Notes or if the Company gives a notice of redemption with respect to any or all of the 2031 Notes, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 2031 Notes in connection with such make-whole fundamental change or convert its 2031 Notes called for redemption (or deemed called for redemption) in connection with such notice of redemption, as the case may be.

The 2031 Notes have customary provisions relating to the occurrence of “Events of Default” (as defined in the Indenture), which include the following: (i) a default in any payment of interest on, or payment of principal of, the 2031 Notes when due and payable (which, in the case of a default in the payment of interests on the 2031 Notes, will be subject to a 30-day cure period); (ii) a default in the Company’s obligation to convert a 2031 Note upon the exercise of the conversion right with respect thereto, if such default continues for five business days; (iii) the Company’s failure to send certain notices under the Indenture within specified periods of time; (iv) the Company’s failure to comply with certain covenants in the Indenture relating to the Company’s ability to consolidate with or merge with or into, or sell, convey, transfer or lease all or substantially all of the assets of the Company and its subsidiaries, taken as a whole, to another person (other than to one or more of the Company’s direct or indirect wholly owned subsidiaries); (v) a default by the Company in its other obligations or agreements under the Indenture or the 2031 Notes if such default is not cured or waived within 60 days after notice is given in accordance with the Indenture; (vi) certain defaults by the Company or any of its significant subsidiaries with respect to indebtedness for borrowed money of at least $50,000,000; and (vii) certain events of bankruptcy, insolvency and reorganization with respect to the Company or any of its significant subsidiaries.

If an Event of Default involving bankruptcy, insolvency and reorganization with respect to the Company occurs, then the principal amount of, and all accrued and unpaid interest on, all of the 2031 Notes then outstanding will immediately become due and payable without any further action or notice by any person. If any other Event of Default occurs and is continuing, then the Trustee, by notice to the Company, or noteholders of at least 25% of the aggregate principal amount of the 2031 Notes then outstanding, by notice to the Company and the Trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the 2031 Notes then outstanding to become due and payable immediately. Notwithstanding anything to the contrary described above, the Company may elect that the sole remedy for any Event of Default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture consists, for the first 365 days after the occurrence of such Event of Default, exclusively of the right of the noteholders to receive additional interest on the 2031 Notes. If the Company has made such an election, then on the 366th day after such Event of Default (if such Event of Default is not cured or validly waived in accordance with the Indenture prior to such 366th day), such additional interest will cease to accrue and the 2031 Notes will be subject to acceleration. In the event the Company does not make such an election, or the Company has made such election but does not pay the additional interest when due, the 2031 Notes will be immediately subject to acceleration.

In accordance with ASC 470, “Debt,” the 2031 Notes are carried at amortized cost and recorded as a long term liability, under long-term debt on the condensed consolidated balance sheets, as the 2031 Notes mature in 2031 and do not contain any substantive redemption features that are likely to require acceleration.

The Company received approximately $386.2 million of net proceeds from the 2031 Notes Offering, after deducting underwriting and offering fees and after using $49.7 million of the net proceeds to fund the costs of entering into the Capped Call Transactions (as defined herein). The Company used $66.2 million of the net proceeds to pay down outstanding borrowings under the Lease Documents and $76.9 million of the net proceeds to pay down the 2023 ABL Credit Facility. The Company expects to use the remainder of the net proceeds for general corporate purposes, including to purchase a portion of the power generation equipment under the GFA, along with balance of plant and supporting equipment.

Capped Call Transactions

On April 6, 2026, concurrently with the pricing of the 2031 Notes, and on April 7, 2026, in connection with the exercise in full by the Initial Purchasers of their option to purchase additional 2031 Notes, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with an affiliate of one of the Initial Purchasers and certain other financial institutions (the “Option Counterparties”). The Capped Call Transactions initially cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2031 Notes, the number of shares of the Company’s Common Stock that initially underlie the 2031 Notes, and are expected generally to reduce potential dilution to the Company’s Common Stock upon any conversion of 2031 Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted 2031 Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the Capped Call Transactions is initially $22.32 per share (subject to adjustment under the terms of the Capped Call Transactions), which represents a premium of 100% over the last reported sale price of $11.16 per share of the Company’s Common Stock on April 6, 2026. The cost of the Capped Call Transactions was $49.7 million.

The Capped Call Transactions are separate transactions, each entered into between the Company and the applicable Option Counterparty, and are not part of the terms of the 2031 Notes and will not change any holder’s rights under the 2031 Notes or the Indenture. Holders of the 2031 Notes will not have any rights with respect to the Capped Call Transactions.

The Capped Call Transactions related to the 2031 Notes are included in additional paid-in capital in the condensed consolidated balance sheets as of June 30, 2026, with no remeasurement in subsequent periods as the 2031 Notes and Capped Call Transactions, taken together, meet the tax integration criteria for equity classification.

The Company elected to integrate the 2031 Notes and related Capped Call Transactions for federal income tax purposes pursuant to applicable U.S. Treasury Regulations. As a result of this election, for U.S. federal income tax purposes, the $49.7 million premium paid for the Capped Call Transactions is treated as original issue discount on the resulting synthetic debt instruments that generally is deductible over the term of the 2031 Notes. The Company recorded a deferred tax asset of $10.8 million with respect to the 2031 Notes, which represents the tax benefit of these deductions with an offsetting entry to additional paid-in capital.

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

The 2025 Term Loan Credit Facility includes a discount of $20.2 million and de minimis deferred financing fees. As discussed below (2023 Term Loan Credit Facility), the 2025 Term Loan Credit Facility also includes previously unamortized debt discount and deferred financing fees of $7.7 million associated with prior Stonebriar borrowings. These amounts are recorded as a direct reduction from the carrying amount of the debt obligation on the Company’s condensed consolidated balance sheets and are amortized to interest expense using the effective interest method. Interest expense associated with the 2025 Term Loan Credit Facility was $12.2 million and $24.5 million for the three and six months ended June 30, 2026, respectively, and was $12.7 million and $18.2 million for the three and six months ended June 30, 2025, respectively. The interest expense associated with the discount and deferred financing costs was $0.9 million and $1.7 million for the three and six months ended June 30, 2026, respectively, and was $0.8 million and $1.1 million for the three and six months ended June 30, 2025, respectively.

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

As of June 30, 2026, Atlas LLC was in compliance with the covenants of the 2025 Term Loan Credit Facility.

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

The Deferred Cash Consideration Note bears interest at a rate of 5.00% per annum if paid in cash, or 7.00% per annum if paid in kind. Interest on the Deferred Cash Consideration Note is payable quarterly in arrears beginning March 29, 2024 through maturity. The Company did not have interest expense associated with the Deferred Cash Consideration Note for the three months ended June 30, 2026, and had de minimis interest expense for the six months ended June 30, 2026. Interest expense associated with the Deferred Cash Consideration Note was $0.2 million and $0.9 million for the three and six months ended June 30, 2025, respectively.

The Deferred Cash Consideration Note included $4.6 million of debt discount and approximately $0.1 million deferred financing costs. The discount and deferred financing costs are a direct reduction from the carrying amount of the debt obligation on the Company’s condensed consolidated balance sheets and are amortized to interest expense using the effective interest method. The Company did not have interest expense associated with the discount and deferred financing costs for the three months ended June 30, 2026 and had interest expense of approximately $0.2 million associated with the discount and deferred financing costs for the six months ended June 30, 2026. Interest expense associated with the discount and deferred financing costs were approximately $0.6 million and $1.2 million in total for the three and six months ended June 30, 2025, respectively.

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

2023 ABL Credit Facility

On February 22, 2023, Atlas LLC, certain of its subsidiaries, as guarantors, Bank of America, N.A., as administrative agent (the “ABL Agent”), and certain financial institutions party thereto as lenders (the “2023 ABL Lenders”) entered into a Loan, Security and Guaranty Agreement (the “2023 ABL Credit Agreement”) pursuant to which the 2023 ABL Lenders provide revolving credit financing to the Company in an aggregate principal amount of up to $75.0 million (the “2023 ABL Credit Facility”), with Availability (as defined in the 2023 ABL Credit Agreement) thereunder subject to a “Borrowing Base” as described in the 2023 ABL Credit Agreement. The 2023 ABL Credit Facility includes a letter of credit sub-facility, which permits issuance of letters of credit up to an aggregate amount of $25.0 million. The 2023 ABL Credit Agreement maturity date was extended, with the ABL Amendment (defined below), from February 22, 2028 to the earliest of (a) February 26, 2029; (b) the date that is 91 days prior to the maturity date for any portion of the Term Loan Debt (as defined in the ABL Amendment); or (c) any date on which the aggregate Commitments terminate thereunder.

Atlas LLC may also request swingline loans under the 2023 ABL Credit Agreement in an aggregate principal amount not to exceed $7.5 million. During the six months ended June 30, 2026 and the year ended December 31, 2025, Atlas LLC had no outstanding swingline loans under the 2023 ABL Credit Facility.

Borrowings under the 2023 ABL Credit Facility bear interest, at Atlas LLC’s option, at either a base rate or Term Secured Overnight Financing Rate (“SOFR”) (as defined in the 2023 ABL Credit Agreement), as applicable, plus an applicable margin based on average Availability as set forth in the 2023 ABL Credit Agreement. Term SOFR loans bear interest at Term SOFR for the applicable interest period plus an applicable margin, which ranges from 1.50% to 2.00% per annum based on average Availability as set forth in the 2023 ABL Credit Agreement. Base rate loans bear interest at the applicable base rate, plus an applicable margin, which ranges from 0.50% to 1.00% per annum based on average Availability as set forth in the 2023 ABL Credit Agreement. In addition to paying interest on outstanding principal under the 2023 ABL Credit Facility, Atlas LLC is required to pay a commitment fee which ranges from 0.375% per annum to 0.500% per annum with respect to the unutilized commitments under the 2023 ABL Credit Facility, based on the average utilization of the 2023 ABL Credit Facility. Atlas LLC is required to pay customary letter of credit fees, to the extent that one or more letter of credit is outstanding. For the three and six months ended June 30, 2026, we recognized $0.2 million and $0.3 million, respectively, of interest expense, unutilized commitment fees and other fees under the 2023 ABL Credit Facility, classified as interest expense. For the three and six months ended June 30, 2025, we recognized $0.2 million and $0.3 million, respectively, of interest expense, unutilized commitment fees and other fees under the 2023 ABL Credit Facility, classified as interest expense. The 2023 ABL credit facility included $1.0 million in deferred financing costs that are recorded under other long-term assets on the condensed consolidated balance sheets and are amortized on a straight-line basis over the life of the agreement.

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

On July 25, 2025, the Company drew down $25.0 million under the 2023 ABL Credit Facility to fund cash consideration for the PropFlow Acquisition. On October 30, 2025 and January 30, 2026, the Company drew down $25.0 million and $25.0 million, respectively, under the 2023 ABL Credit Facility for general corporate purposes. The Company had interest expense of $0.1 million and $1.1 million for the three and six months ended June 30, 2026, respectively. The Company had no interest expense associated with the debt for the three months ended June 30, 2025, and had $0.6 million of interest expense for the six months ended June 30, 2025. The draw included $0.3 million in debt issuance costs and $0.5 million in deferred financing costs. These costs are recorded under other long-term assets on the condensed consolidated balance sheets and are amortized on a straight-line basis over the life of the agreement. Interest expense associated with the amortization of these costs were $0.1 million and $0.2 million for the three and six months ended June 30, 2026, respectively. Interest expense associated with the amortization of these costs were de minimis and $0.1 million for the three and six months ended June 30, 2025, respectively.

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

The 2023 ABL Credit Facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of June 30, 2026, the Company was in compliance with the covenants under the 2023 ABL Credit Facility.

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

Fifth Amendment to the 2023 ABL Credit Agreement

On April 9, 2026, Atlas LLC and certain subsidiaries of the Company entered into the Fifth ABL Amendment, among Atlas LLC, as the borrower, the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent. The Fifth ABL Amendment amends that certain Loan, Security and Guaranty Agreement, dated as of February 22, 2023, as amended, to, among other things, permit the issuance of the 2031 Notes and entry into the Capped Call Transactions.

Repayment of the 2023 ABL Credit Agreement

On April 13, 2026, the Company paid the $75.0 million balance of the 2023 ABL Credit Facility along with $1.9 million of accrued interest and fees.

As of June 30, 2026, Atlas LLC had no outstanding borrowings and $0.3 million in outstanding letters of credit under the 2023 ABL Credit Facility. Additionally, as of June 30, 2026, the Borrowing Base was $125.0 million, and Availability was $124.7 million.

Other Indebtedness

The Company has other indebtedness of $40.2 million of equipment finance notes as of June 30, 2026. There was $0.4 million and $0.8 million interest expense for the three and six months ended June 30, 2026, respectively. There was de minimis and $0.1 million interest expense for the three and six months ended June 30, 2025, respectively. These equipment finance notes have terms ending in April 2026 through December 2032 and certain interest rates ranging from 2.24% to 10.89%.

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

On April 15, 2026, the Company paid down $61.1 million of outstanding borrowings under the Lease Documents. This payment is recorded within other long-term assets on the condensed consolidated balance sheet as the equipment from the Lease Documents has not been received as of June 30, 2026. The Company incurred $4.9 million on an early payoff premium and $1.9 million in prepaid expenses associated with the financing lease. These expenses are recorded under loss on early payoff of lease financing on the condensed consolidated statements of operations. There was interest expense of $1.7 million for the three and six months ended June 30, 2026 from the amortization of deferred financing costs associated with the Lease Documents. Refer to Note 9 - Commitments and Contingencies for additional information on this commitment.

Critical Accounting Policies and Estimates

As of June 30, 2026, there have been no material changes to our critical accounting policies and related estimates previously disclosed in our Annual Report, except in connection with the Property, Plant and Equipment policy. Management no longer considers the depletion estimate critical due to the nature and materiality of the activity. Refer to the accounting policies discussed in the notes to our Financial Statements under Note 2 - Summary of Significant Accounting Policies.

Impairment of Property, Plant and Equipment

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On July 2, 2024, Patrick Ayers, a purported shareholder (the “Plaintiff”), filed a derivative and class action complaint in the Delaware Court of Chancery against certain current and former directors of the Company and certain of the Company’s affiliates. The complaint asserts claims of breach of fiduciary duty related to the corporate reorganization that changed the Company’s Up-C structure to a customary C corporation. The complaint seeks unspecified damages from the defendants for the Plaintiff individually and on behalf of the Company and other former Class A common stockholders as well as an award of attorneys’ fees and costs. We dispute these allegations. In April of this year, the parties attended a mediation where they discussed potential settlement of the lawsuit. Negotiations continued following the mediation, and on July 24, 2026 the parties executed a term sheet outlining the terms of a settlement. The settlement contemplated by the term sheet is subject to, among other things, the negotiation and execution of definitive settlement documentation and court approval. There can be no assurances that definitive settlement documentation will be executed or that the settlement reflected in such documentation will be approved by the court. Given the uncertainty of litigation, the stage of the case, and the legal standards that must be met for success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this lawsuit if the settlement is not ultimately finalized and approved for any reason. See Note 9 - Commitment and Contingencies for more information.

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

Item 1A. Risk Factors.

Except as set forth below, during the three months ended June 30, 2026, there have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report and Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, filed with the SEC on May 5, 2026.

We may not have the ability to raise the funds necessary to settle conversions of the 2031 Notes for cash or to repurchase the 2031 Notes for cash upon a fundamental change, and our future indebtedness may contain limitations on our ability to pay cash upon conversion of the 2031 Notes or to repurchase the 2031 Notes.

Holders of the 2031 Notes will have the right, except in certain limited circumstances, to require us to repurchase all or any portion of their 2031 Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the 2031 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, upon conversion of the 2031 Notes, unless we elect to deliver solely shares of our Common Stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2031 Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of 2031 Notes surrendered therefor or pay cash with respect to the 2031 Notes being converted.

In addition, our ability to repurchase the 2031 Notes or to pay cash upon conversions of the 2031 Notes may be limited by law, by regulatory authority or by agreements governing our indebtedness. Our failure to repurchase 2031 Notes at a time when the repurchase is required by the indenture governing the 2031 Notes or to pay any cash payable on future conversions of the 2031 Notes as required by the indenture would constitute a default under the indenture. A default under the indenture governing the 2031 Notes or the fundamental change itself could also lead to a default under our then-existing debt agreements. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2031 Notes or make cash payments upon conversions thereof.

Conversion of the 2031 Notes will dilute the ownership interest of existing stockholders, including holders who had previously converted their 2031 Notes, and may otherwise depress the price of our Common Stock.

The conversion of some or all of the 2031 Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our Common Stock upon conversion of any of the 2031 Notes. The 2031 Notes may from time to time in the future be convertible at the option of their holders prior to their scheduled terms under certain circumstances. Any sales in the public market of the Common Stock issuable upon such conversion could adversely affect prevailing market prices of our Common Stock. In addition, the existence of the 2031 Notes may encourage short selling by market participants because the conversion of the 2031 Notes could be used to satisfy short positions, and the anticipated conversion of the 2031 Notes into shares of our Common Stock could depress the price of our Common Stock.

Provisions in the indenture for the 2031 Notes may deter or prevent a business combination that may be favorable to stockholders.

Certain provisions in the 2031 Notes and the indenture governing the 2031 Notes could make a third-party attempt to acquire us more difficult or expensive. If a fundamental change occurs prior to the maturity date, subject to certain conditions and limited exceptions, holders of the 2031 Notes will have the right, at their option, to require us to repurchase all or a portion of their 2031 Notes, except in limited circumstances. In addition, if a make-whole fundamental change occurs prior to the maturity date, we will in some cases be required to increase the conversion rate for a holder that elects to convert its 2031 Notes in connection with such make-whole fundamental change. Furthermore, the indenture for the 2031 Notes will prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the 2031 Notes. These and other provisions in the indenture for the 2031 Notes could deter or prevent a third party from acquiring us even when the acquisition may be favorable to stockholders.

The accounting method for the 2031 Notes could adversely affect our reported financial condition and results.

The accounting method for reflecting the 2031 Notes on our consolidated balance sheet, accruing interest expense for the 2031 Notes and reflecting the underlying shares of our Common Stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.

In accordance with Accounting Standards Update (“ASU”) 2020-06, the 2031 Notes are reflected as a liability on our consolidated balance sheets, with the initial carrying amount equal to the principal amount of the 2031 Notes, net of issuance costs and discounts. Issuance costs and discounts are amortized to interest expense over the term of the 2031 Notes. As a result of this amortization, the interest expense that we expect to recognize for the 2031 Notes for accounting purposes will be greater than the cash interest payments we will pay on the 2031 Notes, which will result in lower reported net income or higher reported net loss, as the case may be.

In addition, we expect that the shares of Common Stock underlying the 2031 Notes will be reflected in our diluted earnings per share using the “if converted” method, in accordance with ASU 2020-06. Under that method, diluted earnings per share would generally be calculated assuming that all the 2031 Notes were converted solely into shares of Common Stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share to the extent we are profitable in the future, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share.

Furthermore, if any of the conditions to the convertibility of the 2031 Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the 2031 Notes as a current, rather than a long-term, liability. This reclassification could be required even if no holders convert their 2031 Notes and could materially reduce our reported working capital.

We cannot be certain whether other changes may be made to the current accounting standards related to the 2031 Notes, or otherwise, that could have a material effect on our operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered securities during the three months ended June 30, 2026 that were not previously reported on a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 C.F.R. Section 229.104) is included in Exhibit 95.1 to this Report.

Item 5. Other Information.

During the fiscal quarter ended June 30, 2026, none of our officers or directors (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, except as follows:

John Turner, our President and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement on April 8, 2026 for the potential sale of up to 400,000 shares of Common Stock, subject to certain conditions. The arrangement’s expiration date is May 31, 2027.

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

10.1	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-41828) filed on April 9, 2026).
10.2

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

ATLAS ENERGY SOLUTIONS INC.

Date: August 4, 2026	By:	/s/ John Turner
John Turner
President and Chief Executive Officer

	By:	/s/ Blake McCarthy
Blake McCarthy
Chief Financial Officer