Form 10-Q
period 2026-09-30
Atlas Energy Solutions Inc.
filed 2026-11-03
CIK 1984060

AESI

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 29, 2026, the registrant had 125,257,801 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Atlas Energy Solutions Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,322	$40,632
Accounts receivable, net	214,082	180,711
Accounts receivable - related parties	—	72
Inventories	11,739	13,616
Spare part inventories, net	50,887	48,110
Prepaid expenses and other current assets	30,033	24,373
Total current assets	329,063	307,514
Property, plant and equipment, net	1,563,410	1,540,813
Operating lease right-of-use assets	17,518	10,702
Finance lease right-of-use assets	73,316	33,081
Goodwill	152,903	152,903
Intangible assets, net	162,861	182,238
Other long-term assets	246,076	1,177
Total assets	$2,545,147	$2,228,428
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$98,957	$69,166
Accounts payable - related parties	44	37
Accrued liabilities	96,947	84,611
Current portion of long-term debt	44,743	40,681
Current portion of operating lease liabilities	3,340	347
Current portion of finance lease liabilities	14,989	6,427
Current portion of deferred revenue	3,458	1,404
Other current liabilities	6,549	8,391
Total current liabilities	269,027	211,064
Long-term debt, net of discount and deferred financing costs	940,769	538,240
Deferred tax liabilities	179,255	221,622
Operating lease liabilities	16,984	11,138
Finance lease liabilities	53,635	24,969
Asset retirement obligation	7,302	6,933
Other long-term liabilities	1,607	5,538
Total liabilities	1,468,579	1,019,504
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; 500,000,000 authorized; no shares issued and outstanding as of September 30, 2026 and December 31, 2025.	—	—
Common Stock, $0.01 par value, 1,500,000,000 shares authorized, 125,008,936 shares and 124,111,436 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.	1,250	1,241
Additional paid-in-capital	1,243,097	1,257,987
Accumulated deficit	(167,779)	(50,304)
Total stockholders’ equity	1,076,568	1,208,924
Total liabilities and stockholders’ equity	$2,545,147	$2,228,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atlas Energy Solutions Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Product revenue	$97,912	$107,526	$310,390	$373,779
Service revenue	140,795	135,643	442,578	432,607
Rental revenue	29,071	16,444	73,571	39,494
Total revenue	267,778	259,613	826,539	845,880
Cost of sales (excluding depreciation, depletion and accretion expense)	215,508	195,230	650,830	597,197
Depreciation, depletion and accretion expense	47,054	40,619	138,306	118,252
Gross profit	5,216	23,764	37,403	130,431
Selling, general and administrative expense (including stock-based compensation expense of $8,751, $9,344, $25,876, and $24,152, respectively)	38,772	36,322	113,929	105,105
Credit loss expense	—	97	17	4,207
Amortization expense of acquired intangible assets	6,440	5,883	19,252	17,133
Litigation settlement expense, net	—	—	2,550	—
Insurance recovery (gain)	—	—	(3,326)	—
Operating income (loss)	(39,996)	(18,538)	(95,019)	3,986
Interest (expense), net	(16,927)	(15,010)	(48,951)	(41,886)
Loss on early payoff of lease financing	—	—	(6,783)	—
Other income (expense), net	1,153	(3)	1,680	626
Loss before income taxes	(55,770)	(33,551)	(149,073)	(37,274)
Income tax benefit	(10,655)	(9,830)	(31,598)	(9,214)
Net loss	$(45,115)	$(23,721)	$(117,475)	$(28,060)

Net loss per common share
Basic	$(0.36)	$(0.19)	$(0.94)	$(0.23)
Diluted	$(0.36)	$(0.19)	$(0.94)	$(0.23)
Weighted average common shares outstanding
Basic	125,006	123,737	124,858	121,899
Diluted	125,006	123,737	124,858	121,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atlas Energy Solutions Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock		Additional		Stockholders’
	Shares	Value	Paid-In-Capital	Accumulated Deficit	Equity
Balance at December 31, 2025	124,111	$1,241	$1,257,987	$(50,304)	$1,208,924
Net loss	—	—	—	(117,475)	(117,475)
Stock-based compensation	—	—	25,876	—	25,876
Purchase of capped calls related to convertible senior notes, net of deferred tax impact	—	—	(38,971)	—	(38,971)
Issuance of Common Stock upon vesting of equity awards, net of shares withheld for income taxes	898	9	(2,037)	—	(2,028)
Other	—	—	242	—	242
Balance at September 30, 2026	125,009	$1,250	$1,243,097	$(167,779)	$1,076,568

	Common Stock		Additional	Retained Earnings	Stockholders’
	Shares	Value	Paid-In-Capital	(Accumulated Deficit)	Equity
Balance at December 31, 2024	110,217	$1,102	$1,035,454	$—	$1,036,556
Net income	—	—	—	(28,060)	(28,060)
Dividends	—	—	(92,281)	—	(92,281)
Dividend equivalent rights	—	—	(2,505)	—	(2,505)
Stock-based compensation	—	—	24,152	—	24,152
Repurchases of Common Stock under share repurchase program	(16)	—	(200)	—	(200)
Issuance of Common Stock upon vesting of equity awards, net of shares withheld for income taxes	334	3	(1,254)	—	(1,251)
Issuance of Common Stock from equity offering, net of issuance costs	11,500	115	252,955	—	253,070
Equity issued in connection with Moser Acquisition	1,656	17	33,887	—	33,904
Balance at September 30, 2025	123,691	$1,237	$1,250,208	$(28,060)	$1,223,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atlas Energy Solutions Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net loss	$(117,475)	$(28,060)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and accretion expense	144,085	122,029
Amortization expense of acquired intangible assets	19,252	17,133
Amortization of debt discount	4,076	3,931
Amortization of deferred financing costs	2,882	301
Stock-based compensation	25,876	24,152
Gain on sales of power equipment	(3,647)	—
Loss on early payoff of lease financing	6,783	—
Deferred income tax	(31,613)	(10,830)
Credit loss expense	17	4,207
Other	1,665	(104)
Changes in operating assets and liabilities:
Accounts receivable	(36,713)	(11,950)
Accounts receivable - related party	73	—
Inventories	2,795	5,450
Spare part inventories	(3,376)	(10,693)
Prepaid expenses and other current assets	(18,379)	(2,998)
Other long-term assets	(2,122)	203
Accounts payable	32,468	(5,709)
Accounts payable - related parties	7	(204)
Deferred revenue	2,055	(5,679)
Lease incentive receipts	2,069	—
Accrued liabilities and other liabilities	11,071	12,460
Net cash provided by operating activities	41,849	113,639
Investing activities:
Purchases of property, plant and equipment	(367,769)	(126,463)
Proceeds from sales of power equipment	9,174	—
Proceeds from insurance recovery	3,326	5,398
Acquisitions, net of cash acquired	—	(204,169)
Net cash used in investing activities	(355,269)	(325,234)
Financing Activities:
Proceeds from issuance of convertible senior notes	436,500	—
Purchase of capped calls related to convertible senior notes	(49,725)	—
Proceeds from ABL credit facility	55,000	25,000
Principal payments on term loan borrowings	(17,264)	(14,202)
Payment on Deferred Cash Consideration Note	(11,085)	(101,252)
Payment on ABL credit facility	(75,000)	(70,000)
Payments under finance leases	(8,363)	(2,632)
Repayment of equipment finance notes	(26,963)	(3,671)
Issuance costs associated with debt financing	(1,075)	(146)
Premium on early payoff of lease financing	(4,887)	—
Taxes withheld on vesting equity awards	(2,028)	(1,251)
Proceeds from equity offering, net of issuance costs	—	253,070
Proceeds from term loan borrowings	—	188,805
Dividends	—	(92,281)
Repurchases of Common Stock under share repurchase program	—	(200)
Net cash provided by financing activities	295,110	181,240
Net decrease in cash and cash equivalents	(18,310)	(30,355)
Cash and cash equivalents, beginning of period	40,632	71,704
Cash and cash equivalents, end of period	$22,322	$41,349
Supplemental cash flow information
Cash paid during the period for:
Interest	$48,154	$38,930
Taxes (refund)	$(2,474)	$1,745
Supplemental disclosure of non-cash investing activities:
Property, plant and equipment in accounts payable and accrued liabilities	$5,152	$10,867
Acquisition consideration, equity issuance	$—	$33,904
Contingent consideration issued for PropFlow Acquisition	$—	$10,200
Equipment assets acquired through debt	$41,154	$17,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

Atlas Energy Solutions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Business and Organization

Atlas Energy Solutions Inc., a Delaware corporation (f/k/a New Atlas HoldCo. Inc.) (“New Atlas” and together with its subsidiaries “we,” “us,” “our,” or the “Company”), was formed on June 28, 2023, pursuant to the laws of the State of Delaware, and is the successor to AESI Holdings Inc. (f/k/a Atlas Energy Solutions Inc.), a Delaware corporation (“Old Atlas”). New Atlas is a holding company and the ultimate parent company of Atlas Sand Company, LLC (“Atlas LLC”), a Delaware limited liability company and Atlas Energy Solutions ProjectCo Holdings, LLC (“ProjectCo Holdings”), a Texas limited liability company. The Company has two segments, the sand and logistics segment and the power segment.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the requirements of the SEC. All adjustments necessary for a fair presentation of the Financial Statements have been included. Such adjustments are of a normal, recurring nature. These Financial Statements include the accounts of New Atlas, Old Atlas, Atlas Sand Operating, LLC, a Delaware limited liability company, ProjectCo Holdings, and Atlas LLC. In addition, the Financial Statements include ProjectCo Holdings’ wholly-owned subsidiaries: Atlas Energy Solutions ProjectCo, LLC (“ProjectCo”); Atlas Energy Solutions Socorro, LLC (“Socorro”) (f/k/a Galt Power Solutions LLC) and Atlas Energy Solutions Shackelford 1, LLC (“Shackelford”) and Atlas LLC’s wholly-owned subsidiaries: Atlas Sand Employee Company, LLC; Atlas Sand Construction, LLC; OLC Kermit, LLC; OLC Monahans, LLC; Fountainhead Logistics, LLC; Fountainhead Transportation Services, LLC; Fountainhead Equipment Leasing, LLC; Wyatt Holdings, LLC; and Wyatt Operating, LLC.

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

The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other period. The Financial Statements and these notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of all highly-liquid investments that are readily convertible into cash and have original maturities of three months or less when purchased. As of September 30, 2026, we have deposits of $3.4 million in an Insured Cash Sweep (“ICS”) Deposit Placement Agreement within IntraFi Network LLC facilitated by our bank. The ICS program provides the Company with access to Federal Deposit Insurance Corporation (“FDIC”) insurance for our total cash held within the ICS. We place our remaining cash deposits with high-credit-quality financial institutions. At times, a portion of our cash may be uninsured or in deposit accounts that exceed or are not covered under the FDIC limit.

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

General Receivables

General receivables result from fulfilling a performance obligation associated with a customer contract. General receivables were $154.9 million and $120.6 million as of September 30, 2026 and December 31, 2025, respectively, for amounts invoiced with customers. We did not recognize credit loss expense for general receivables for the three months ended September 30, 2026 and recognized de minimis credit loss expense for the nine months ended September 30, 2026. For both the three and nine months ended September 30, 2025, we recognized credit loss expense of $0.1 million for general receivables.

Shortfall Receivables

Shortfall receivables result when a customer does not meet the minimum purchases over a period of time defined in the applicable contract. Shortfall receivables were $32.3 million and $34.2 million as of September 30, 2026 and December 31, 2025, respectively, for amounts invoiced with customers. We did not recognize credit loss expense for shortfall receivables for the three and nine months ended September 30, 2026. We did not recognize credit loss expense for shortfall receivables for the three months ended September 30, 2025 and recognized $4.1 million of credit loss expense for shortfall receivables for the nine months ended September 30, 2025, due to a dispute with a counterparty which was estimated using the discounted cash flows methodology.

As of September 30, 2026 and December 31, 2025, we had $4.5 million and $4.6 million, respectively, in allowance for credit losses. Allowance for credit losses is included in accounts receivable on the condensed consolidated balance sheets.

As of September 30, 2026, four customers represented 18.6%, 18.2%, 17.2%, and 10.6% of the Company’s outstanding accounts receivable trade balance. As of December 31, 2025, three customers represented 20.9%, 17.3%, and 10.0% of the Company’s outstanding accounts receivable trade balance.

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

Other Intangible Assets

Other intangible assets consist of internal-use software. The Company applies the provisions of ASC 350, “Intangibles-Goodwill and Other.” Costs associated with the acquisition of an internal-use software are capitalized when incurred and amortized over the estimated useful life of the license or application, which is generally 1 to 5 years. As of September 30, 2026 and December 31, 2025, the balance of other intangible assets was $5.3 million and $5.4 million, respectively.

Amortization expense associated with the other intangibles was $0.4 million and $1.1 million for the three and nine months ended September 30, 2026, respectively. Amortization expense associated with the other intangibles was $0.3 million and $0.8 million for the three and nine months ended September 30, 2025, respectively. The amortization expense is recorded in depreciation, depletion and accretion expense in the condensed consolidated statements of operations and condensed consolidated statements of cash flows.

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

Other Long-Term Assets

Other long-term assets include payments on purchase commitments for equipment that has not been received. The Company has $242.8 million in other-long term assets associated with payments for equipment for the period ended September 30, 2026 and had no other-long term assets associated with payments for equipment for the period ended December 31, 2025. These payments are recorded as investing activities on the Company’s condensed consolidated statements of cash flow within purchase of property, plant and equipment. Refer to Note 9- Commitments and Contingencies for further discussion. The remaining balance includes other deposits and assets.

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

The estimated liability is based on third-party estimates of costs to abandon, including estimated economic lives and external estimates as to the cost to bring the land to a state required by the lease agreements. The Company utilized a discount rate reflecting management’s best estimate of the credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in the estimated costs, changes in the economic life or if federal or state regulators enact new requirements regarding the abandonment. Accretion expense was $0.3 million and $0.7 million for the three and nine months ended September 30, 2026, respectively. Accretion expense was $0.2 million and $0.6 million for the three and nine months ended September 30, 2025, respectively. Accretion is recorded on the condensed consolidated statements of operations in depreciation, depletion and accretion expense. The current portion of the asset retirement obligation, $1.9 million, is recorded within other current liabilities and the long-term portion, $7.3 million, is recorded within asset retirement obligations on the Company’s condensed consolidated balance sheets.

Changes in the asset retirement obligations are as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Beginning Balance	$9,225	$7,817
Revision of estimates	(208)	366
Accretion expense	653	566
Settlements	(504)	(860)
Ending Balance	$9,166	$7,889

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

As of the dates indicated, our debt consisted of the following (in thousands):

	At September 30, 2026		At December 31, 2025
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value	Valuation Technique
Financial liabilities
Outstanding principal amount of the 2025 Term Loan Credit Facility	$486,149	$553,778	$500,761	$590,526	Level 2 – Market Approach
Outstanding principal amount of the 2031 Notes	$436,789	$491,175	$—	$—	Level 2 – Market Approach
Outstanding amount of the other indebtedness	$32,574	$32,574	$18,383	$18,383	Level 1 – Quoted Prices
Outstanding principal amount of the 2023 ABL Credit Facility	$30,000	$30,000	$50,000	$50,000	Level 1 – Quoted Prices
Outstanding principal amount of the Deferred Cash Consideration Note	$—	$—	$9,777	$9,985	Level 2 – Market Approach

(a) Net of discount and deferred financing costs

•
Our 2025 Term Loan Credit Facility (defined in Note 8 - Debt) with Stonebriar Commercial Finance LLC (“Stonebriar”), pursuant to which Stonebriar extended a $540.0 million single advance term loan, bears interest at a rate equal to 9.51% per annum. The loan is payable in eighty-five consecutive monthly installments, consisting of forty-eight monthly installments of combined principal and interest, thirty-six installments of interest only payments, and a final payment of the remaining outstanding principal balance at maturity. As of September 30, 2026 and December 31, 2025, the fair value of debt has been determined by discounting the future cash flows using current market interest rates for similar financial instruments. These inputs are not quoted prices in active markets, but they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs.
•
Our 2031 Notes (defined in Note 8 - Debt), of which we issued $450.0 million aggregate principal amount on April 9, 2026, bear interest at a rate equal to 0.50% per annum. The 2031 Notes will mature on April 15, 2031, unless earlier converted, redeemed or repurchased. The fair value was determined using the quoted secondary-market trading price of the 2031 Notes as of September 30, 2026; therefore, they are classified as Level 2 inputs.
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

Certain of the Company’s contracts contain shortfall provisions that calculate agreed upon fees that are billed when the customer does not meet the minimum purchases over a period of time defined in each contract and when collectability is reasonably certain. As the Company does not have the ability to predict customers’ orders over the period, there are constraints around the ability to recognize the variability in consideration related to this condition. The Company did not recognize shortfall provision revenue for the three months ended September 30, 2026 and recognized $1.9 million for shortfall provision revenue for the nine months ended September 30, 2026. The Company did not recognize shortfall provision revenue for the three months ended September 30, 2025 and recognized $23.9 million for the nine months ended September 30, 2025. Shortfall provision revenue is recorded in product revenue in the condensed consolidated statements of operations.

The Company’s revenue was generated in the United States for the three and nine months ended September 30, 2026 and 2025. Revenue is disaggregated by product, service, and rental revenue. No further disaggregation of revenue information is provided.

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

On the condensed consolidated statement of operations, for the three and nine months ended September 30, 2025 certain power revenue was reclassified from rental revenue to product revenue for comparable presentation with the current period.

Deferred Revenues

The Company occasionally receives prepayments from customers for future deliveries of product or contributions in aid of construction as well as bills customers in excess of recognizable revenue for certain power equipment rental arrangements. Amounts received from customers in advance of product deliveries or amounts billed to customer in excess of recognizable revenue are recorded as contract liabilities referred to as deferred revenues and are recognized as revenue upon delivery of the product or satisfaction of performance obligations. Certain prepayments are secured by collateral interest in certain property, plant and equipment. The Company recognized revenue of $3.4 million and $4.2 million from deferred revenue for the three and nine months ended September 30, 2026, respectively. The Company recognized revenue of $1.7 million and $5.9 million from deferred revenue for the three and nine months ended September 30, 2025, respectively.

Changes in the deferred revenues balance are as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Beginning Balance	$1,404	$7,755
Customer prepayment acquired in acquisitions	—	923
Consideration deferred	6,238	268
Revenue recognized	(4,184)	(5,947)
Ending Balance	$3,458	$2,999

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

Legal Insurance Proceeds

The Company recorded $0.5 million and $6.2 million of insurance proceeds for cash received for the three and nine months ended September 30, 2026, respectively, for legal expense reimbursements recorded within selling, general and administrative expense on the condensed consolidated statements of operations. The Company did not have legal insurance proceeds for both the three and nine months ended September 30, 2025.

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

As of September 30, 2026 and December 31, 2025, the Company did not have any liabilities for uncertain tax positions or gross unrecognized tax benefits. Our income tax returns from 2021, 2022, 2023, 2024 and 2025 are subject to examinations by U.S. federal, state or local tax authorities. The Company cannot predict or provide assurance as to the ultimate outcome of any existing or future examinations.

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

Note 4 – Goodwill and Acquired Intangible Assets

Goodwill

Changes in the carrying value of goodwill (in thousands):

	Sand & Logistics	Power	Total
Balance at December 31, 2025	$75,574	$77,329	$152,903
Acquisitions	—	—	—
Balance at September 30, 2026	$75,574	$77,329	$152,903

The Company has applied the acquisition method of accounting in accordance with ASC 805, “Business Combinations,” and recognized assets acquired and liabilities assumed from acquisitions at their fair value as of the date of acquisition, with the excess purchase consideration recorded to goodwill. Goodwill is not amortized, but is evaluated for impairment at least annually on October 1, or more frequently when events and circumstances occur indicating recorded goodwill may be impaired, no such events have occurred for the three and nine months ended September 30, 2026 and 2025.

Acquired Intangible Assets

The following table presents the detail of acquired intangible assets other than goodwill as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026			December 31, 2025
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Customer relationships	$159,226	$(35,055)	$124,171	$159,226	$(23,124)	$136,102
Trade names	23,400	(14,257)	9,143	23,400	(9,793)	13,607
Proprietary technology	30,100	(5,872)	24,228	30,100	(2,946)	27,154
Total	$212,726	$(55,184)	$157,542	$212,726	$(35,863)	$176,863

Amortization expense recognized during the three and nine months ended September 30, 2026, was $6.5 million and $19.3 million, respectively. Amortization expense recognized during the three and nine months ended September 30, 2025, was $5.8 million and $17.1 million, respectively. Amortization expense was recorded in amortization expense of acquired intangible assets on the condensed consolidated statements of operations. Refer to Note 3 - Acquisitions for additional information over these acquired intangible assets.

Estimated future amortization expense is as follows (in thousands):

Remainder of 2026	$6,444
2027	21,600
2028	20,633
2029	20,633
2030	19,490
2031	18,873
Thereafter	49,869
Total	$157,542

The Company did not recognize impairment of definite-lived intangible assets for the three and nine months ended September 30, 2026 and 2025.

Note 5 – Inventories

Inventories consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$2,868	$2,427
Work-in-process	4,532	8,044
Finished goods	4,339	3,145
Inventories	$11,739	$13,616

Note 6 – Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Plant facilities associated with productive, depletable properties	$310,942	$311,105
Plant equipment	880,280	853,297
Land	8,897	8,897
Furniture and office equipment	5,865	5,330
Computer and network equipment	2,310	2,310
Buildings and leasehold improvements	54,241	54,434
Power equipment	148,365	89,923
Logistics equipment	566,486	559,256
Construction in progress	106,839	46,083
Property, plant and equipment	2,084,225	1,930,635
Less: Accumulated depreciation and depletion	(520,815)	(389,822)
Property, plant and equipment, net	$1,563,410	$1,540,813

Depreciation expense recognized in depreciation, depletion and accretion expense was $42.9 million and $126.6 million for the three and nine months ended September 30, 2026, respectively. Depreciation expense recognized in depreciation, depletion and accretion expense was $36.9 million and $107.1 million for the three and nine months ended September 30, 2025, respectively.

Depletion expense recognized in depreciation, depletion and accretion expense was $3.5 million and $9.9 million for the three and nine months ended September 30, 2026, respectively. Depletion expense recognized in depreciation, depletion and accretion expense was $3.3 million and $9.9 million for the three and nine months ended September 30, 2025, respectively.

Depreciation expense recognized in selling, general and administrative expense was $2.1 million and $5.8 million for the three and nine months ended September 30, 2026, respectively. Depreciation expense recognized in selling, general and administrative expense was $1.5 million and $3.8 million for the three and nine months ended September 30, 2025, respectively.

Impairment or Disposal of Long-Lived Assets and Insurance Proceeds

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” The Company did not recognize impairment of long-lived assets or loss on disposal of assets for the three and nine months ended September 30, 2026 and 2025.

The Company did not receive fixed-asset-related insurance proceeds for the three months ended September 30, 2026 and received $3.3 million of fixed-asset-related insurance proceeds for the nine months ended September 30, 2026. These proceeds were in connection with the disposal of a dredge asset that was damaged during commissioning at one of the Kermit facilities in the third quarter of 2024. The proceeds are recorded as insurance recovery (gain) on the condensed consolidated statements of operations. There were no fixed-asset-related insurance proceeds received for the three and nine months ended September 30, 2025.

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

The following table presents the underlying gross assets and accumulated depreciation of power equipment leases included in property, plant and equipment, net (in thousands):

	September 30, 2026	December 31, 2025
Gross assets	$94,616	$41,700
Less: Accumulated depreciation	(15,866)	(4,344)
Net assets	$78,750	$37,356

Revenues from the leased power equipment for the three and nine months ended September 30, 2026, was $29.1 million and $73.6 million, respectively, and for the three and nine months ended September 30, 2025 was $16.5 million and $39.5 million, respectively. Revenues from the leased power equipment is presented as rental revenue on the condensed consolidated statements of operations.

As of September 30, 2026, undiscounted lease payments to be received under operating leases total $11.4 million, all of which are due during the remainder of 2026. No lease payments are due in 2027 or thereafter.

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

The components of lease cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Finance lease cost:
Amortization of right-of-use assets	$3,946	$1,076	$10,357	$3,141
Interest on lease liabilities	1,486	219	3,772	442
Operating lease cost	1,430	2,091	4,823	7,214
Variable lease cost	408	292	1,415	764
Short-term lease cost	19,406	24,182	70,650	65,795
Total lease cost	$26,676	$27,860	$91,017	$77,356

Supplemental cash flow and other information related to leases were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash inflows from operating leases (a)	$—	$—	$2,069	$—
Operating cash outflows from operating leases	$1,535	$2,240	$4,890	$7,324
Operating cash outflows from finance leases	$1,486	$219	$3,772	$442
Financing cash outflows from finance leases	$3,415	$941	$8,363	$2,632
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$202	$472	$8,524	$6,123
Finance leases	$10,629	$5,892	$51,069	$12,175

(a) The Company received lease incentives from a landlord of $2.1 million as of September 30, 2026, which is reflected as a reduction of the operating lease liability.

Lease terms and discount rates as of September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term:
Operating leases	5.4 years	4.5 years
Finance leases	5.2 years	5.5 years
Weighted-average discount rate:
Operating leases	8.9%	8.5%
Finance leases	8.8%	8.3%

Future minimum lease commitments as of September 30, 2026 are as follows (in thousands):

	Finance	Operating
Remainder of 2026	$5,219	$1,305
2027	20,176	4,886
2028	17,345	4,638
2029	14,025	4,607
2030	13,421	4,656
Thereafter	14,231	5,853
Total lease payments	$84,417	$25,945
Less imputed interest	15,793	5,621
Total	$68,624	$20,324

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

On April 15, 2026, the Company paid down $61.1 million of outstanding borrowings under the Lease Documents. The Company incurred $4.9 million on an early payoff premium and $1.9 million in prepaid expenses associated with the financing lease. These expenses are recorded under loss on early payoff of lease financing on the condensed consolidated statements of operations for the nine months ended September 30, 2026. There was interest expense of $0.8 million and $2.5 million for the three and nine months ended September 30, 2026, respectively, from the amortization of deferred financing costs associated with the Lease Documents. Refer to Note 9 - Commitments and Contingencies for additional information on this commitment.

On August 28, 2026, the Company and Stonebriar mutually terminated the Lease Documents.

As of September 30, 2026, we had $0.2 million of additional leases that have not yet commenced. Certain equipment leases discussed here are a component of the purchase commitments discussed in Note 9 - Commitments and Contingencies.

Note 8 – Debt

Debt consists of the following (in thousands):

	September 30, 2026	December 31, 2025

2025 Term Loan Credit Facility	$508,535	$525,798
2031 Notes	450,000	—
Other indebtedness	32,574	18,383
2023 ABL Credit Facility	30,000	50,000
Deferred Cash Consideration Note	—	10,000
Less: Debt discount, net of accumulated amortization of $9,063 and $9,667, respectively	(34,024)	(24,559)
Less: Deferred financing fees, net of accumulated amortization of $490 and $419, respectively	(1,573)	(701)
Less: Current portion (a)	(44,743)	(40,681)
Long-term debt	$940,769	$538,240

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

The Company will pay interest on the 2031 Notes at an annual rate of 0.50%, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2026. The 2031 Notes will mature on April 15, 2031, unless earlier converted, redeemed or repurchased. Before January 15, 2031, noteholders will have the right to convert their 2031 Notes only in certain circumstances and during specified periods. From and after January 15, 2031, noteholders may convert their 2031 Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of the Company’s Common Stock (defined in Note 10 - Stockholders Equity), or a combination of cash and the Company’s Common Stock, at its election. The initial conversion rate is 68.9275 shares of Common Stock per $1,000 principal amount of 2031 Notes, which represents an initial conversion price of approximately $14.51 per share of Common Stock and a premium of approximately 30% over the last reported sale price of $11.16 per share of the Company’s Common Stock on the New York Stock Exchange on April 6, 2026. The conversion rate and conversion price will be subject to adjustment upon the occurrence of certain events.

The 2031 Notes include an aggregate discount to the Initial Purchasers of $13.5 million and $1.1 million in deferred financing fees. These amounts are recorded as a direct reduction from the carrying amount of the debt obligation on the Company’s condensed consolidated balance sheets and are amortized to interest expense using the effective interest method. Interest expense associated with the 2031 Notes was $0.6 million and $1.1 million for the three and nine months ended September 30, 2026, respectively, and the interest expense associated with the discount and deferred financing costs was $0.8 million and $1.4 million for the three and nine months ended September 30, 2026, respectively.

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

The Capped Call Transactions related to the 2031 Notes are included in additional paid-in capital in the condensed consolidated balance sheets as of September 30, 2026, with no remeasurement in subsequent periods as the 2031 Notes and Capped Call Transactions, taken together, meet the tax integration criteria for equity classification.

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

The 2025 Term Loan Credit Facility includes a discount of $20.2 million and de minimis deferred financing fees. As discussed below (2023 Term Loan Credit Facility), the 2025 Term Loan Credit Facility also includes previously unamortized debt discount and deferred financing fees of $7.7 million associated with prior Stonebriar borrowings. These amounts are recorded as a direct reduction from the carrying amount of the debt obligation on the Company’s condensed consolidated balance sheets and are amortized to interest expense using the effective interest method. Interest expense associated with the 2025 Term Loan Credit Facility was $12.3 million and $36.8 million for the three and nine months ended September 30, 2026, respectively, and was $12.8 million and $31.0 million for the three and nine months ended September 30, 2025, respectively. The interest expense associated with the discount and deferred financing costs was $1.0 million and $2.7 million for the three and nine months ended September 30, 2026, respectively, and was $0.8 million and $1.9 million for the three and nine months ended September 30, 2025, respectively.

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

As of September 30, 2026, Atlas LLC was in compliance with the covenants of the 2025 Term Loan Credit Facility.

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

The Deferred Cash Consideration Note bears interest at a rate of 5.00% per annum if paid in cash, or 7.00% per annum if paid in kind. Interest on the Deferred Cash Consideration Note is payable quarterly in arrears beginning March 29, 2024 through maturity. The Company did not have interest expense associated with the Deferred Cash Consideration Note for the three months ended September 30, 2026, and had de minimis interest expense for the nine months ended September 30, 2026. Interest expense associated with the Deferred Cash Consideration Note was $0.1 million and $1.0 million for the three and nine months ended September 30, 2025, respectively.

The Deferred Cash Consideration Note included $4.6 million of debt discount and approximately $0.1 million deferred financing costs. The discount and deferred financing costs are a direct reduction from the carrying amount of the debt obligation on the Company’s condensed consolidated balance sheets and are amortized to interest expense using the effective interest method. The Company did not have interest expense associated with the discount and deferred financing costs for the three months ended September 30, 2026, and had interest expense of approximately $0.2 million associated with the discount and deferred financing costs for the nine months ended September 30, 2026. Interest expense associated with the discount and deferred financing costs were approximately $0.7 million and $1.9 million in total for the three and nine months ended September 30, 2025, respectively.

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

Atlas LLC may also request swingline loans under the 2023 ABL Credit Agreement in an aggregate principal amount not to exceed $7.5 million. During the nine months ended September 30, 2026 and the year ended December 31, 2025, Atlas LLC had no outstanding swingline loans under the 2023 ABL Credit Facility.

Borrowings under the 2023 ABL Credit Facility bear interest, at Atlas LLC’s option, at either a base rate or Term SOFR (as defined in the 2023 ABL Credit Agreement), as applicable, plus an applicable margin based on average Availability as set forth in the 2023 ABL Credit Agreement. Term SOFR loans bear interest at Term SOFR for the applicable interest period plus an applicable margin, which ranges from 1.50% to 2.00% per annum based on average Availability as set forth in the 2023 ABL Credit Agreement. Base rate loans bear interest at the applicable base rate, plus an applicable margin, which ranges from 0.50% to 1.00% per annum based on average Availability as set forth in the 2023 ABL Credit Agreement. In addition to paying interest on outstanding principal under the 2023 ABL Credit Facility, Atlas LLC is required to pay a commitment fee which ranges from 0.375% per annum to 0.500% per annum with respect to the unutilized commitments under the 2023 ABL Credit Facility, based on the average utilization of the 2023 ABL Credit Facility. Atlas LLC is required to pay customary letter of credit fees, to the extent that one or more letter of credit is outstanding. For the three and nine months ended September 30, 2026, we recognized $0.1 million and $0.4 million, respectively, of interest expense, unutilized commitment fees and other fees under the 2023 ABL Credit Facility, classified as interest expense. For the three and nine months ended September 30, 2025, we recognized $0.1 million and $0.4 million, respectively, of interest expense, unutilized commitment fees and other fees under the 2023 ABL Credit Facility, classified as interest expense. The 2023 ABL credit facility included $1.0 million in deferred financing costs that are recorded under other long-term assets on the condensed consolidated balance sheets and are amortized on a straight-line basis over the life of the agreement.

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

On August 28, 2026, the Company drew down $30.0 million under the 2023 ABL Credit Facility for general corporate purposes.

The Company had interest expense of $0.2 million and $1.3 million for the three and nine months ended September 30, 2026, respectively. The Company had interest expense of $0.3 million and $0.9 million for the three and nine months ended September 30, 2025, respectively. The draws included $0.3 million in debt issuance costs and $0.5 million in deferred financing costs. These costs are recorded under other long-term assets on the condensed consolidated balance sheets and are amortized on a straight-line basis over the life of the agreement. Interest expense associated with the amortization of these costs were $0.1 million and $0.3 million for the three and nine months ended September 30, 2026, respectively. Interest expense associated with the amortization of these costs were $0.1 million and $0.2 million for the three and nine months ended September 30, 2025, respectively.

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

As of September 30, 2026, Atlas LLC had $30.0 million in outstanding borrowings and $0.6 million in outstanding letters of credit under the 2023 ABL Credit Facility. Additionally, as of September 30, 2026, the Borrowing Base was $125.0 million, and Availability was $94.4 million.

The 2023 ABL Credit Facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of September 30, 2026, the Company was in compliance with the covenants under the 2023 ABL Credit Facility.

The 2023 ABL Credit Facility is unconditionally guaranteed, jointly and severally, by Atlas LLC and its subsidiaries and secured by substantially all of the assets of Atlas LLC and its subsidiaries.

Subsequent to September 30, 2026, the Company drew down $15.0 million on October 2, 2026, under the 2023 ABL Credit Facility, for general corporate purposes.

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

Sixth Amendment to the 2023 ABL Credit Agreement

On September 30, 2026, Atlas LLC and certain subsidiaries of the Company entered into that certain Sixth Amendment to Loan, Security and Guaranty Agreement (the “Sixth ABL Amendment”), among Atlas LLC, as the borrower, the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent. The Sixth ABL Amendment amends that certain Loan, Security and Guaranty Agreement, dated as of February 22, 2023, as amended, to, among other things, permit an internal reorganization of certain of the Company’s subsidiaries.

Other Indebtedness

The Company has other indebtedness of $32.6 million of equipment finance notes as of September 30, 2026. There was $0.3 million and $1.1 million interest expense for the three and nine months ended September 30, 2026, respectively. There was $0.1 million and $0.2 million interest expense for the three and nine months ended September 30, 2025, respectively. These equipment finance notes have terms ending in March 2027 through December 2032 and certain interest rates ranging from 2.24% to 10.89%.

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

Royalty expense associated with these agreements is recorded as the product is sold and is included in cost of sales. Royalty expense associated with these agreements were less than 5% of cost of sales for the three and nine months ended September 30, 2026 and 2025.

Standby Letters of Credit

As of both September 30, 2026 and December 31, 2025, we had $0.6 million and $0.3 million, respectively, outstanding in standby letters of credit issued under the 2023 ABL Credit Facility.

Purchase Commitments

In connection with our normal operations, we enter short-term purchase obligations for products and services.

In October 2024, we entered into an agreement to purchase dredge equipment in the amount of approximately $9.8 million with a 25% downpayment applied at placement of the order with the remaining 75% to be paid during delivery and assembly, subject to customary terms and conditions. Delivery of equipment is expected to occur in 2026. As of September 30, 2026, we have spent $9.1 million and have $0.7 million outstanding on this commitment expected to be spent upon final commissioning.

In November 2024, we entered into an agreement to purchase logistics equipment for approximately $32.8 million with a 40% downpayment, monthly progress billings, and balance due at readiness to ship, subject to customary terms and conditions. Delivery of certain equipment occurred in 2025 and 2026. Subsequent to the purchase agreement, we entered into a lease financing agreement, refer to Note 7 - Leases for further discussion. As of September 30, 2026, there has been $32.8 million spent with no remaining spend on this commitment.

In February 2025, we entered into an agreement to purchase logistics equipment for approximately $15.8 million with progress billings, subject to customary terms and conditions and applicable shipping and taxes. Under the agreement, we elected to purchase approximately $7.9 million of additional logistics equipment in 2025 and approximately $7.9 million of additional logistics equipment in 2026, subject to customary terms and conditions and applicable shipping and taxes. Delivery of certain equipment occurred in 2025 and the remaining delivery is expected to take place in 2026. Subsequent to the purchase agreement, we entered into a lease financing agreement, refer to Note 7 - Leases for further discussion. As of September 30, 2026, there has been $31.1 million spent and $0.5 million outstanding on these commitments expected to be spent in 2026.

In March 2025, a vendor reached key performance and operational milestones that committed the Company to order an initial 100 trucks by March 31, 2026. Subsequent to the purchase agreement, we entered into a debt financing agreement, refer to Note 8 - Debt for further discussion. As of September 30, 2026, we have placed an order for the 100 trucks and have purchased 46 of the 100 trucks. The remaining estimated total cost of our commitment is approximately $10.4 million based on our most recent purchase price, which is subject to change based on market pricing at the time of purchase.

In November 2025, we entered into the Reservation Agreement for the manufacture of approximately 240 MW of power generation equipment. The aggregate cost of such equipment is approximately $278.3 million. We expect deliveries to begin in late 2026. Pursuant to the Reservation Agreement, the parties negotiated and entered into an engineering, procurement and construction agreement governing the terms of the manufacture, delivery and installation for a certain portion of the equipment, which provided for an additional estimated $53.7 million commitment for balance of plant and labor costs and contains customary representations, warranties and agreements of the parties, indemnification obligations and other customary terms and conditions associated therewith. The Reservation Agreement and terms and conditions of sale also contain customary agreements of the parties and customary terms and conditions. A portion of the Reservation Agreement is supported by a cost reimbursement agreement entered into by Shackelford with a leading frontier AI lab, which is also the intended off taker for the power generation project. As of September 30, 2026, there has been $280.3 million spent and $51.7 million outstanding on these commitments. The Company expects to spend on this commitment through 2027, with the timing within that period dependent on project execution and deliveries. Subsequent to September 30, 2026, $2.7 million was spent on this commitment.

On March 4, 2026, ProjectCo entered into the Global Framework Agreement (the “GFA”) with Caterpillar Inc. (“Caterpillar”) pursuant to which Caterpillar will reserve approximately 1.4 GW (“Reserved Capacity”) of incremental power generation equipment (the “Caterpillar Equipment”) and ProjectCo will commit to purchase the Caterpillar Equipment from certain Caterpillar authorized dealers (“Participating Dealers”) based on ProjectCo’s monthly demand forecast beginning on the effective date of the GFA and ending on December 31, 2030 (the “Term”) for an initial total aggregate purchase obligation of approximately $840.0 million. The initial purchase price for the Caterpillar Equipment is subject to adjustments including annual escalations capped at 8% per year, shipping and transportation and adjustments for tariffs affecting the cost of the Caterpillar Equipment. ProjectCo must pay an annual capacity deposit of $5.0 million (“Advanced Payment”) in June of each year, beginning in 2027, which will be credited towards the purchase price of Caterpillar Equipment. Payment for the Caterpillar Equipment is structured in customary installments. As of September 30, 2026, there has been no spend with $840.0 million outstanding on this commitment. The Company expects to spend on this commitment through 2029 with delivery of power equipment to continue through 2030.

On July 23, 2026, ProjectCo entered into a purchase commitment for power equipment for approximately $43.1 million with 10% downpayment and progress billings, subject to customary terms and conditions and applicable shipping and taxes. Delivery of equipment is expected to take place in 2027. This purchase commitment is supported by a cost reimbursement agreement entered into by Shackelford with a leading frontier AI lab, which is also the intended off taker for the power generation project. As of September 30, 2026, there has been $4.4 million spent with $38.7 million outstanding on this commitment. The Company expects to spend on this commitment through 2027, with the timing within that period dependent on project execution and deliveries. Subsequent to September 30, 2026, $8.6 million was spent on this commitment.

On September 18, 2026, Shackelford entered into a Purchase Agreement (the “BoP Purchase Agreement”) with Wyoming Machinery Company d/b/a Energy Solutions, a Wyoming corporation (“WMC”), for the purchase of balance-of-plant equipment (the “BoP Equipment”) for a specific power generation project. Under the BoP Purchase Agreement, WMC will procure and make available for shipment between June 2027 and December 2027 the BoP Equipment for an aggregate purchase price of approximately $340.5 million, payable in installments from September 2026 through May 2027, with 10% of the purchase price withheld until WMC completes its obligations under the BoP Purchase Agreement. Shackelford may terminate the BoP Purchase Agreement as to all or any portion of the BoP Equipment for convenience upon not less than 14-day prior written notice, in which case Shackelford must pay amounts then due and WMC’s documented cancellation costs and reasonable internal costs, overhead and profit attributable to work performed through termination, subject to WMC’s obligation to mitigate any such costs. The BoP Purchase Agreement is supported by a cost reimbursement agreement entered into by Shackelford with a leading frontier AI lab, which is also the intended off taker for the power generation project. A portion of the BoP Purchase Agreement was applied to the Reservation Agreement, and the remaining balance represents an estimated additional $309.4 million commitment. As of September 30, 2026, there has been no spend with $309.4 million outstanding on this commitment. The Company expects to spend on this commitment through 2027, with the timing within that period dependent on project execution and deliveries.

On September 18, 2026, Shackelford also entered into a separate Purchase Agreement (the “Generator Purchase Agreement”) with WMC for the purchase of approximately 328 MW of power generation equipment, associated equipment and project engineering services (the “Generator Equipment”) for an aggregate purchase price of approximately $273.0 million, payable in installments from September 2026 through January 2028. The purchase price includes tariffs, which are passed through at the actual amounts charged by Caterpillar and paid or payable by WMC and are subject to adjustment for any increase, decrease, exemption, refund or credit in the applicable tariff amounts. The Generator Equipment is scheduled to be ready to ship between April 2027 and February 2028. Subject to confirmation from Caterpillar, the execution of the Generator Purchase Agreement satisfies a portion of the purchase obligation of ProjectCo, under the previously announced GFA. The additional commitment created under this agreement was for an estimated $67.2 million. As of September 30, 2026, there has been no spend with $67.2 million outstanding on this commitment. The Company expects to spend on this commitment through 2028, with the timing within that period dependent on project execution and deliveries.

On September 21, 2026, ProjectCo entered into a purchase commitment for power equipment for approximately $220.2 million with 15% downpayment and progress billings, subject to customary terms and conditions and applicable shipping and taxes. Delivery of equipment is expected to take place in 2027. This purchase commitment is supported by a cost reimbursement agreement entered into by ProjectCo with a leading frontier AI lab, which is also the intended off taker for the ProjectCo Project. As of September 30, 2026, there has been no spend with $220.2 million outstanding on this commitment. The Company expects to spend on this commitment through 2027, with the timing within that period dependent on project execution and deliveries. Subsequent to September 30, 2026, $33.0 million was spent on this commitment.

On September 24, 2026, ProjectCo entered into a purchase commitment for power equipment for approximately $27.9 million with progress billings, subject to customary terms and conditions and applicable shipping and taxes. Delivery of equipment is expected to take place in 2028. This purchase commitment is supported by a cost reimbursement agreement entered into by ProjectCo with a leading frontier AI lab, which is also the intended off taker for the ProjectCo Project. As of September 30, 2026, there has been no spend with $27.9 million outstanding on this commitment. The Company expects to spend on this commitment through 2028, with the timing within that period dependent on project execution and deliveries.

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

We recorded litigation settlement accruals of $17.0 million in accrued liabilities on the condensed consolidated balance sheets for the period ended September 30, 2026. In addition, we recorded $14.4 million of insurance remittance in prepaid expenses and other current assets on the condensed consolidated balance sheets for the period ended September 30, 2026. On the condensed consolidated statement of operations, the litigation settlement expense and insurance remittance are presented net for $2.6 million under litigation settlement expense for the nine months ended September 30, 2026, as the collection on insurance was deemed probable based on the terms of the applicable insurance policies, settlement agreement, and communications with our insurance carriers. There was no litigation settlement expense for the three months ended September 30, 2026. For further discussion on the Ayers litigation, refer to Item 1. Legal Proceedings included elsewhere in this Quarterly Report on Form 10-Q.

There was no litigation settlement expense for the three and nine months ended September 30, 2025.

Note 10 – Stockholders Equity

Common Stock

The Company is authorized to issue 500,000,000 shares of preferred stock and 1,500,000,000 shares of par value $0.01 per share common stock (the “Common Stock”). As of September 30, 2026, there were 125,008,936 shares of Common Stock issued and outstanding and no shares of preferred stock issued or outstanding.

Share Repurchase Program

On October 24, 2024, the Board of Directors of the Company (the “Board”) authorized a share repurchase program under which the Company may repurchase up to $200.0 million of outstanding Common Stock until December 31, 2026. There were no shares repurchased during the three and nine months ended September 30, 2026. There were no shares repurchased during the three months ended September 30, 2025. During the nine months ended September 30, 2025, the Company repurchased 16,380 shares of Common Stock through open-market purchases, pursuant to our share repurchase program, at an average price, including commission, of $12.21 for an aggregate purchase price of $200,000. As of September 30, 2026, $199.8 million remains available for repurchase.

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

Subject to adjustment in accordance with the terms of the LTIP, 10,270,000 shares of Common Stock have been reserved for issuance pursuant to awards under the LTIP. If an award under the LTIP is forfeited, settled for cash or expires without the actual delivery of shares, any shares subject to such award will again be available for new awards under the LTIP. The LTIP will be administered by the Compensation Committee (the “Compensation Committee”) of the Board. We had 3,462,811 shares of the Company’s Common Stock available for future grants as of September 30, 2026. We account for the awards granted under the LTIP as compensation cost measured at the fair value of the award on the date of grant.

Restricted Stock Units

RSUs represent the right to receive shares of Common Stock at the end of the vesting period in an amount equal to the number of RSUs that vest. The granted RSUs vest and become exercisable with respect to employees in three equal installments starting on the first anniversary of the date of grant and, with respect to directors, on the one-year anniversary of the date of grant, so long as the participant either remains continuously employed or continues to provide services to the Board, as applicable. The RSUs are subject to restrictions on transfer and are generally subject to a risk of forfeiture if the award recipient ceases providing services to the Company prior to the date the award vests. If the participant’s employment with or service to the Company is terminated for cause or without good reason prior to the vesting of all of the RSUs, and unless such termination is a “Qualifying Termination” or due to a “Change in Control” as defined in the applicable RSU agreement, any unvested RSUs will generally terminate automatically and be forfeited without further notice and at no cost to the Company. In the event the Company declares and pays a dividend in respect of its outstanding shares of Common Stock and, on the record date for such dividend, the participant holds RSUs that have not been settled, we will record the amount of such dividend in a bookkeeping account and pay to the participant an amount in cash equal to the cash dividends the participant would have received if the participant was the holder of record, as of such record date, of a number of shares of Common Stock equal to the number of RSUs held by the participant that had not been settled as of such record date, such payment to be made on or within 60 days following the date on which such RSUs vest. The stock-based compensation expense of such RSUs was determined using the closing prices on the grant date. We account for forfeitures as they occur. We recognized stock-based compensation related to RSUs of $5.5 million and $16.5 million for the three and nine months ended September 30, 2026, respectively. We recognized stock-based compensation related to RSUs of $6.3 million and $15.9 million for the three and nine months ended September 30, 2025, respectively. Changes in non-vested RSUs outstanding under the LTIP during the nine months ended September 30, 2026 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2025	1,642,080	$19.14
Granted	1,582,388	$10.30
Vested	(587,565)	$18.73
Forfeited	(61,581)	$15.69
Non-vested at September 30, 2026	2,575,322	$13.89

The total fair value of shares vested during the three and nine months ended September 30, 2026 was $0.1 million and $11.0 million, respectively. There was approximately $20.4 million of unrecognized compensation expense relating to outstanding RSUs as of September 30, 2026. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.3 years.

Performance Share Units

Performance share units (“PSUs”) represent the right to receive one share of Common Stock multiplied by the number of PSUs that become earned, and the number of PSUs that may vest range from 0% to 200% of the Target PSUs (as defined in the Performance Share Unit Grant Agreement governing the PSUs (the “PSU Agreement”)), subject to the Compensation Committee’s discretion to increase the ultimate number of vested PSUs above the foregoing maximum level. Each PSU also includes a tandem dividend equivalent right, which is a right to receive an amount equal to the cash dividends made with respect to a share of Common Stock during the Performance Period (as defined in the PSU Agreement), which will be adjusted to correlate to the number of PSUs that ultimately become vested pursuant to the PSU Agreement. 1,129,415 PSUs (based on target) were granted in 2026 (the “2026 PSUs”). The Performance Goals (as defined in the PSU Agreement) for the 2026 PSUs are based on a combination of Return on Capital Employed (“ROCE”) and “Relative TSR” (each, as defined in the PSU Agreement), with 25% weight applied to ROCE and 75% weight applied to Relative TSR, each as measured during the three-year Performance Period ending December 31, 2028. The vesting level is calculated based on the actual total stockholder return achieved during the Performance Period. The fair value of such PSUs was determined using a Monte Carlo simulation and will be recognized over the applicable Performance Period. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award. Expected volatilities in the model were estimated using a historical period consistent with the Performance Period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant. We recognized stock-based compensation related to PSUs of $3.2 million and $9.3 million for the three and nine months ended September 30, 2026, respectively. We recognized stock-based compensation related to PSUs of $3.1 million and $8.3 million for the three and nine months ended September 30, 2025, respectively. Changes in non-vested PSUs outstanding under the LTIP during the nine months ended September 30, 2026 were as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2025	1,442,773	$22.92
Granted	1,129,415	$10.89
Vested	(449,024)	$20.59
Forfeited	(26,139)	$19.32
Non-vested at September 30, 2026	2,097,025	$16.95

There were no PSUs vested during the three months ended September 30, 2026. The total fair value of shares vested during the nine months ended September 30, 2026 was $9.2 million. There was approximately $15.2 million of unrecognized compensation expense relating to outstanding PSUs as of September 30, 2026. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.8 years.

In May 2026, our stockholders approved the Atlas Energy Solutions Inc. Employee Stock Purchase Plan (the “ESPP”). The ESPP provides eligible employees with the ability to purchase shares of our common stock through payroll deductions at a price equal to 85% of the lesser of the fair market value of a share of our common stock on the first or last trading day of each six-month offering period. The maximum number of shares of our common stock that may be purchased under the ESPP is subject to certain annual limits and has a cumulative limit of 6,000,000 shares. For both the three and nine months ended September 30, 2026, we recognized $0.1 million of stock-based compensation related to the employee stock purchase plan.

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

The following table reflects the allocation of net income (loss) to common stockholders and EPS computations for the period indicated based on a weighted average number of shares of Common Stock outstanding for the three and nine months ended September 30, 2026 and 2025 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(45,115)	$(23,721)	$(117,475)	$(28,060)
Denominator:
Basic weighted average shares outstanding	125,006	123,737	124,858	121,899
Diluted weighted average shares outstanding	125,006	123,737	124,858	121,899

Basic EPS attributable to holders of Common Stock	$(0.36)	$(0.19)	$(0.94)	$(0.23)
Diluted EPS attributable to holders of Common Stock	$(0.36)	$(0.19)	$(0.94)	$(0.23)

We had a net loss for the three and nine months ended September 30, 2026 and 2025. Accordingly, our diluted loss per share calculation was equivalent to our basic loss per share calculation since diluted loss per share excluded any assumed exercise of equity awards or convertible notes. These were excluded because they were deemed to be anti-dilutive, meaning their inclusion would have reduced the reported net loss per share in the applicable period.

The following potentially dilutive average shares attributable to outstanding equity awards and convertible notes were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
RSUs excluded	2,568	389	2,423	308
PSUs excluded	1,083	339	1,083	309
Convertible notes excluded	31,017	—	19,883	—

Note 13 – Income Taxes

The Company is a corporation and is subject to U.S. federal, state and local income taxes. The effective combined U.S. federal and state income tax rate for the three and nine months ended September 30, 2026, was 19.1% and 21.2%, respectively. The effective combined U.S. federal and state income tax rate for the three and nine months ended September 30, 2025, was 29.3% and 24.7%, respectively.

During the three and nine months ended September 30, 2026, we recognized income tax benefit of $10.7 million and $31.6 million, respectively. During the three and nine months ended September 30, 2025, we recognized income tax benefit of $9.8 million and $9.2 million, respectively.

Total income tax benefit for the three and nine months ended September 30, 2026 differed from amounts computed by applying the U.S. federal statutory tax rate of 21% to pre-tax book loss for the period primarily due to the benefit of percentage depletion in excess of basis which was offset by the unfavorable impact of non-deductible Section 162(m) compensation.

Total income tax benefit for the three and nine months ended September 30, 2025 differed from amounts computed by applying the U.S. federal statutory tax rate of 21% to pre-tax book loss for the period due to the benefit of percentage depletion in excess of basis which was offset by the unfavorable impact of inherently facilitative transaction costs from the Moser Acquisition that were capitalized for tax purposes. The tax rate for the period was also impacted by state taxes and non-deductible Section 162(m) compensation.

Hi-Crush Operating, LLC (f/k/a Hi-Crush Inc.), a wholly owned subsidiary of the Company, is currently under an Internal Revenue Service examination for the U.S. federal income tax year ended December 31, 2023. The examination is in its early stages and no findings have been proposed as of the date of this filing.

Note 14 – Related-Party Transactions

Anthem Ventures, LLC

Anthem Ventures, LLC (“Anthem Ventures”) provides us with transportation services. Anthem Ventures is owned and controlled by our Executive Chairman, Ben M. “Bud” Brigham. For both the three and nine months ended September 30, 2026, our aggregate expenses to Anthem Ventures for these services were de minimis. For the three and nine months ended September 30, 2025, our aggregate expenses to Anthem Ventures for these services were de minimis and $0.1 million, respectively. As of both September 30, 2026 and December 31, 2025, we did not have an outstanding accounts payable balance with this related party. As of both September 30, 2026 and December 31, 2025, we had de minimis prepaid expenses with Anthem Ventures.

Additionally, we invoice Anthem Ventures for reimbursement of services provided by an employee of the Company. As of September 30, 2026, we did not have an outstanding accounts receivable balance with this related party. As of December 31, 2025, our outstanding accounts receivable to Anthem Ventures was $0.1 million.

Brigham Land Management LLC

Brigham Land Management LLC (“Brigham Land”) provides us with landman services for certain of our projects and initiatives. The services are provided on a per hour basis at market prices. Brigham Land is owned and controlled by Vince Brigham, an advisor to the Company and the brother of our Executive Chairman, Bud Brigham. For the three and nine months ended September 30, 2026, our aggregate expenses to Brigham Land were approximately $0.2 million and $0.4 million, respectively. For the three and nine months ended September 30, 2025, our aggregate expenses to Brigham Land were approximately $0.1 million and $0.4 million, respectively. As of both September 30, 2026 and December 31, 2025, we had de minimis outstanding accounts payable balance to Brigham Land.

Earth Resources, LLC

Earth Resources, LLC (“Earth Resources”), formerly known as Brigham Earth, LLC, provides us with professional and consulting services as well as access to certain information and software systems. Earth Resources is owned and controlled by our Executive Chairman, Bud Brigham. For both the three and nine months ended September 30, 2026 and 2025, we had no aggregate expenses with this related party. As of both September 30, 2026 and December 31, 2025, we did not have an outstanding accounts payable balance with this related party.

In a Good Mood, LLC

In a Good Mood, LLC (“In a Good Mood”) provides the Company with access, at cost, to reserved space in the Moody Center in Austin, Texas for concerts, sporting events and other opportunities as a benefit to our employees and for business entertainment. In a Good Mood is owned and controlled by our Executive Chairman, Bud Brigham. For the three and nine months ended September 30, 2026, our aggregate expenses to In a Good Mood were approximately $0.1 million and $0.2 million, respectively. For the three and nine months ended September 30, 2025, our aggregate expenses to In a Good Mood were approximately $0.1 million and $0.2 million, respectively. As of both September 30, 2026 and December 31, 2025, we did not have an outstanding accounts payable balance with this related party. As of September 30, 2026 and December 31, 2025, we had $0.1 million and $0.2 million, respectively, in prepaid expenses with In a Good Mood.

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

The following tables summarize selected financial information relating to our business segments (in thousands):

	Three Months Ended September 30,
	2026			2025
	Sand & Logistics	Power	Total	Sand & Logistics	Power	Total
Product revenue	$94,384	$3,528	$97,912	$106,839	$687	$107,526
Service revenue	140,795	—	140,795	135,643	—	135,643
Rental revenue	—	29,071	29,071	—	16,444	16,444
Total revenue	235,179	32,599	267,778	242,482	17,131	259,613
Cost of sales (excluding depreciation, depletion and accretion expense) (1)	204,606	10,902	215,508	188,758	6,472	195,230
Depreciation, depletion and accretion expense (1)	40,682	6,372	47,054	37,974	2,645	40,619
Gross profit (loss)	$(10,109)	$15,325	$5,216	$15,750	$8,014	$23,764
Selling, general and administrative expense (including stock-based compensation expense of $8,751 and $9,344 respectively)			38,772			36,322
Credit loss expense			—			97
Amortization expense of acquired intangible assets			6,440			5,883
Operating loss			(39,996)			(18,538)
Interest (expense), net			(16,927)			(15,010)
Other income (expense), net			1,153			(3)
Loss before income taxes			(55,770)			(33,551)
Income tax benefit			(10,655)			(9,830)
Net loss			$(45,115)			$(23,721)

	Nine Months Ended September 30,
	2026			2025
	Sand & Logistics	Power	Total	Sand & Logistics	Power	Total
Product revenue	$301,216	$9,174	$310,390	$372,812	$967	$373,779
Service revenue	442,578	—	442,578	432,607	—	432,607
Rental revenue	—	73,571	73,571	—	39,494	39,494
Total revenue	743,794	82,745	826,539	805,419	40,461	845,880
Cost of sales (excluding depreciation, depletion and accretion expense) (1)	621,743	29,087	650,830	582,433	14,764	597,197
Depreciation, depletion and accretion expense (1)	120,929	17,377	138,306	112,087	6,165	118,252
Gross profit	$1,122	$36,281	$37,403	$110,899	$19,532	$130,431
Selling, general and administrative expense (including stock-based compensation expense of $25,876 and $24,152, respectively)			113,929			105,105
Credit loss expense			17			4,207
Amortization expense of acquired intangible assets			19,252			17,133
Litigation settlement expense, net			2,550			—
Insurance recovery (gain)			(3,326)			—
Operating income (loss)			(95,019)			3,986
Interest (expense), net			(48,951)			(41,886)
Loss on early payoff of lease financing			(6,783)			—
Other income (expense), net			1,680			626
Loss before income taxes			(149,073)			(37,274)
Income tax benefit			(31,598)			(9,214)
Net loss			$(117,475)			$(28,060)

(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

The following tables reconcile segment total assets and capital expenditures incurred (in thousands):

	September 30, 2026	December 31, 2025
Sand & Logistics	$1,919,539	$1,946,298
Power	625,608	282,130
Total assets	$2,545,147	$2,228,428

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sand & Logistics	$18,276	$27,263	$55,489	$97,407
Power	170,245	11,144	350,087	20,165
Total capital expenditures incurred	$188,521	$38,407	$405,576	$117,572

Note 16 – Fair Value Measurements

The following table sets forth the Company’s assets and liabilities that were recognized at fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
September 30, 2026	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration (1)	$—	$—	$1,890	$1,890
Total	$—	$—	$1,890	$1,890

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
December 31, 2025	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration (1)	$—	$—	$1,890	$1,890
Total	$—	$—	$1,890	$1,890

(1) As of September 30, 2026, the current portion of contingent consideration, $0.7 million, is recorded within other current liabilities and the long-term portion, $1.2 million, is recorded within other long-term liabilities on the Company’s condensed consolidated balance sheets. As of December 31, 2025, contingent consideration was recorded within other long-term liabilities on the Company’s condensed consolidated balance sheets.

Fair Value of Contingent Consideration:

The fair value measurement of contingent consideration is determined using Level 3 inputs. The Company’s contingent consideration represents a component of the total purchase consideration for the PropFlow Acquisition. The measurement is calculated using unobservable inputs based on the Company’s own assessment of achievement of certain performance goals. The Company estimated the fair value of the contingent consideration based on the Monte Carlo simulation model. Refer to Note 3 - Acquisitions for further discussion. The Company did not have fair value changes for both the three and nine months ended September 30, 2026. There was no contingent consideration for the period ended September 30, 2025.

Changes in the fair value of contingent consideration are as follows (in thousands):

Nine Months Ended September 30, 2026
Beginning Balance	$1,890
Fair value changes	—
Ending Balance	$1,890

Financial Instruments Not Carried at Fair Value:

The Company’s other financial instruments not carried at fair value consist primarily of debt instruments which are measured at carrying value. Refer to Note 2 - Summary of Significant Accounting Policies for further discussion.

Note 17 – Subsequent Events

Bridge Loan Credit Agreement

On October 22, 2026 (the “Effective Date”), ProjectCo (the “Borrower”) and certain of its affiliates entered into a credit agreement (the “Bridge Loan Credit Agreement”) with Goldman Sachs Bank USA, as administrative agent (“GS”), and the lenders party thereto (collectively, the “Lenders”), pursuant to which the Lenders committed to provide term loans in an aggregate principal amount of up to $424 million, with the ability to request up to $286 million of incremental commitments, subject to lender consent and other conditions. The Borrower expects to use the proceeds of such term loans to finance the purchase of certain qualifying equipment for two power generation projects, to reimburse affiliates for certain equipment costs previously funded and to pay related fees and expenses.

Borrowings under the Bridge Loan Credit Agreement bear interest, at the Borrower’s option, at a rate equal to either (i) Adjusted Term SOFR Rate plus 2.50% or (ii) the Alternate Base Rate plus 1.50% (each as defined in the Bridge Loan Credit Agreement), with each margin increasing by 0.50% beginning six months after the Effective Date. The Borrower is also required to pay a commitment fee of 0.50% per annum on undrawn commitments and a duration fee of 0.50% of the aggregate commitments on each six-month anniversary of the Effective Date on which loans remain outstanding.

The Bridge Loan Credit Agreement contains certain covenants that the Company considers customary for a facility of this type, including, but not limited to, limitations on the Borrower’s and certain of its subsidiaries’ incurrence of additional debt, granting of liens, and making dispositions, investments and restricted payments. The Bridge Loan Credit Agreement does not include financial maintenance covenants.

The Borrower is required to make prepayments with payments received under the cost reimbursement agreements supporting the financed equipment, the proceeds of certain indebtedness, including long-term project financing, upon the issuance of certain equity securities, and upon certain asset dispositions and casualty events. The outstanding amounts under the Bridge Loan Credit Agreement will mature 180 days after the Effective Date, subject to a one-time option to extend the maturity by 184 days upon the satisfaction of certain conditions, including the consent of the Lenders.

To secure borrowings under the Bridge Loan Credit Agreement, the Borrower and certain of its subsidiaries have pledged substantially all of their assets and the Borrower’s direct parent has pledged the equity interests of the Borrower as collateral to GS for the benefit of the Lenders. The Borrower’s obligations under the Bridge Loan Credit Agreement are guaranteed on an unsecured basis by the Company.

Borrowings under the Bridge Loan Credit Agreement are subject to acceleration upon the occurrence of events of default that the Company considers customary, including, among others, the failure to pay principal or interest, violation of covenants, default on other indebtedness and the termination of certain material contracts.

On October 22, 2026, ProjectCo drew down $171.2 million under the Bridge Loan Credit Agreement to purchase certain power equipment.

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

Cautionary Note Regarding Forward-Looking Statements

This Report contains forward-looking statements that are subject to risks and uncertainties. All statements, other than statements of historical fact included in this Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Report, the words “may,” “forecast,” “continue,” “could,” “would,” “will,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the section titled “Risk Factors” included in this Report and in our Annual Report, and our Quarterly Report on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026, filed with the SEC on May 5, 2026 and August 4, 2026, respectively. By their nature, forward-looking statements involve known and unknown risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Although we believe that the forward-looking statements contained in this Report are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:

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
•
our ability to participate in and execute on opportunities in the private grid power market;
•
the continued growth of demand in the private grid power market;
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

Overview

Atlas Energy Solutions Inc., a Delaware corporation (f/k/a New Atlas HoldCo. Inc.) (“New Atlas” and together with its subsidiaries “we,” “us,” “our,” or the “Company”), was formed on June 28, 2023, pursuant to the laws of the State of Delaware, and is the successor to AESI Holdings Inc. (f/k/a Atlas Energy Solutions Inc.), a Delaware corporation (“Old Atlas”). New Atlas is a holding company and the ultimate parent company of Atlas Sand Company, LLC (“Atlas LLC”), a Delaware limited liability company and Atlas Energy Solutions ProjectCo Holdings, LLC (“ProjectCo Holdings”), a Texas limited liability company. The Company has two segments, the sand and logistics segment and the power segment.

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

Recent Developments

Purchase Commitments

On July 23, 2026, Atlas Energy Solutions ProjectCo, LLC, a Texas limited liability company and an indirect wholly owned subsidiary of the Company (“ProjectCo”) entered into a purchase commitment for power equipment for approximately $43.1 million with 10% downpayment and progress billings, subject to customary terms and conditions and applicable shipping and taxes. Delivery of equipment is expected to take place in 2027. This purchase commitment is supported by a cost reimbursement agreement entered into by Atlas Energy Solutions Shackelford 1, LLC (“Shackelford”), a Texas limited liability company and an indirect wholly owned subsidiary of the Company, with a leading frontier AI lab, which is also the intended off taker for the power generation project.

On September 18, 2026, Shackelford entered into a Purchase Agreement (the “BoP Purchase Agreement”) with Wyoming Machinery Company d/b/a Energy Solutions, a Wyoming corporation (“WMC”), for the purchase of balance-of-plant equipment (the “BoP Equipment”) for a specific power generation project. Under the BoP Purchase Agreement, WMC will procure and make available for shipment between June 2027 and December 2027 the BoP Equipment for an aggregate purchase price of approximately $340.5 million, payable in installments from September 2026 through May 2027, with 10% of the purchase price withheld until WMC completes its obligations under the BoP Purchase Agreement. Shackelford may terminate the BoP Purchase Agreement as to all or any portion of the BoP Equipment for convenience upon not less than 14-day prior written notice, in which case Shackelford must pay amounts then due and WMC’s documented cancellation costs and reasonable internal costs, overhead and profit attributable to work performed through termination, subject to WMC’s obligation to mitigate any such costs. The BoP Purchase Agreement is supported by a cost reimbursement agreement entered into by Shackelford with a leading frontier AI lab, which is also the intended off taker for the power generation project.

On September 18, 2026, Shackelford also entered into a separate Purchase Agreement (the “Generator Purchase Agreement”) with WMC for the purchase of approximately 328 MW of power generation equipment, associated equipment and project engineering services (the “Generator Equipment”) for an aggregate purchase price of approximately $273.0 million, payable in installments from September 2026 through January 2028. The purchase price includes tariffs, which are passed through at the actual amounts charged by Caterpillar Inc. (“Caterpillar”) and paid or payable by WMC and are subject to adjustment for any increase, decrease, exemption, refund or credit in the applicable tariff amounts. The Generator Equipment is scheduled to be ready to ship between April 2027 and February 2028. Subject to confirmation from Caterpillar, the execution of the Generator Purchase Agreement satisfies a portion of the purchase obligation of ProjectCo, under the previously announced Global Framework Agreement between ProjectCo and Caterpillar (the “GFA”).

On September 21, 2026, ProjectCo entered into a purchase commitment for power equipment for approximately $220.2 million with 15% downpayment and progress billings, subject to customary terms and conditions and applicable shipping and taxes. Delivery of equipment is expected to take place in 2027. This purchase commitment is supported by a cost reimbursement agreement entered into by ProjectCo with a leading frontier AI lab, which is also the intended off taker for the ProjectCo Project.

On September 24, 2026, ProjectCo entered into a purchase commitment for power equipment for approximately $27.9 million with progress billings, subject to customary terms and conditions and applicable shipping and taxes. Delivery of equipment is expected to take place in 2028. This purchase commitment is supported by a cost reimbursement agreement entered into by ProjectCo with a leading frontier AI lab, which is also the intended off taker for the ProjectCo Project.

For additional information on the purchase commitments, refer to Note 9 - Commitments and Contingencies of the unaudited condensed consolidated financial statements (the “Financial Statements”) included elsewhere in this Report.

Financial Developments

2023 ABL Credit Agreement

On August 28, 2026 and October 2, 2026, the Company drew down $30.0 million and $15.0 million, respectively, under the 2023 ABL Credit Facility (defined below under Debt Agreements) for general corporate purposes.

Sixth Amendment to the 2023 ABL Credit Agreement

On September 30, 2026, Atlas LLC and certain subsidiaries of the Company entered into that certain Sixth Amendment to Loan, Security and Guaranty Agreement (the “Sixth ABL Amendment”), among Atlas LLC, as the borrower, the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent. The Sixth ABL Amendment amends that certain Loan, Security and Guaranty Agreement, dated as of February 22, 2023, as amended, to, among other things, permit an internal reorganization of certain of the Company’s subsidiaries.

Bridge Loan Credit Agreement

On October 22, 2026 (the “Effective Date”), ProjectCo (the “Borrower”) and certain of its affiliates entered into a credit agreement (the “Bridge Loan Credit Agreement”) with Goldman Sachs Bank USA, as administrative agent (“GS”), and the lenders party thereto (collectively, the “Lenders”), pursuant to which the Lenders committed to provide term loans in an aggregate principal amount of up to $424 million, with the ability to request up to $286 million of incremental commitments, subject to lender consent and other conditions. The Borrower expects to use the proceeds of such term loans to finance the purchase of certain qualifying equipment for two power generation projects, to reimburse affiliates for certain equipment costs previously funded and to pay related fees and expenses.

Borrowings under the Bridge Loan Credit Agreement bear interest, at the Borrower’s option, at a rate equal to either (i) Adjusted Term Secured Overnight Financing Rate (“SOFR”) Rate plus 2.50% or (ii) the Alternate Base Rate plus 1.50% (each as defined in the Bridge Loan Credit Agreement), with each margin increasing by 0.50% beginning six months after the Effective Date. The Borrower is also required to pay a commitment fee of 0.50% per annum on undrawn commitments and a duration fee of 0.50% of the aggregate commitments on each six-month anniversary of the Effective Date on which loans remain outstanding.

The Bridge Loan Credit Agreement contains certain covenants that the Company considers customary for a facility of this type, including, but not limited to, limitations on the Borrower’s and certain of its subsidiaries’ incurrence of additional debt, granting of liens, and making dispositions, investments and restricted payments. The Bridge Loan Credit Agreement does not include financial maintenance covenants.

The Borrower is required to make prepayments with payments received under the cost reimbursement agreements supporting the financed equipment, the proceeds of certain indebtedness, including long-term project financing, upon the issuance of certain equity securities, and upon certain asset dispositions and casualty events. The outstanding amounts under the Bridge Loan Credit Agreement will mature 180 days after the Effective Date, subject to a one-time option to extend the maturity by 184 days upon the satisfaction of certain conditions, including the consent of the Lenders.

To secure borrowings under the Bridge Loan Credit Agreement, the Borrower and certain of its subsidiaries have pledged substantially all of their assets and the Borrower’s direct parent has pledged the equity interests of the Borrower as collateral to GS for the benefit of the Lenders. The Borrower’s obligations under the Bridge Loan Credit Agreement are guaranteed on an unsecured basis by the Company.

Borrowings under the Bridge Loan Credit Agreement are subject to acceleration upon the occurrence of events of default that the Company considers customary, including, among others, the failure to pay principal or interest, violation of covenants, default on other indebtedness and the termination of certain material contracts.

On October 22, 2026, ProjectCo drew down $171.2 million under the Bridge Loan Credit Agreement to purchase certain power equipment.

Recent Trends and Outlook

Drilling and completions activity is highly correlated to commodity prices. West Texas Intermediate crude oil averaged $87.22 per barrel in the third quarter of 2026, roughly a 32.7% increase year over year versus $65.74 per barrel in the third quarter of 2025. The near-term price outlook remains volatile amid rapidly changing U.S. – Iran relations, with expected continued increases in the fourth quarter of 2026 due to East-West pipeline attacks in Saudi Arabia. Longer term, global economic growth, energy security priorities, and projected multi-year increases in power consumption could bolster demand for both crude and natural gas.

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

We define Adjusted EBITDA as net income before depreciation, depletion and accretion expense, amortization expense of acquired intangible assets, interest expense, income tax expense, stock and unit-based compensation, loss on extinguishment of debt, loss on disposal of assets, insurance recovery (gain), unrealized commodity derivative gain (loss), litigation-related costs, net, other acquisition related costs, and other non-recurring costs. Management believes Adjusted EBITDA is useful because it allows them to more effectively evaluate our consolidated operating performance and compare the results of our operations from period to period and against our peers without regard to our financing methods or capital structure. We exclude the items listed above from net income in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Certain prior period litigation-related costs, net and certain non-recurring costs are now included as an add-back to Adjusted EBITDA in order to conform to the current period presentation and to more accurately describe the Company’s consolidated operating performance and results period-over-period.

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

We define Maintenance Capital Expenditures as capital expenditures excluding growth capital expenditures, reconstruction of previously incurred growth capital expenditures, equipment assets acquired through debt, and asset retirement obligations. Certain prior period capital expenditures were reclassified to conform to the current period presentation and to more accurately describe the Company’s consolidated operating performance and results period-over-period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited)
	(In thousands)
Net loss	$(45,115)	$(23,721)	$(117,475)	$(28,060)
Depreciation, depletion and accretion expense	49,114	42,048	144,085	122,029
Amortization expense of acquired intangible assets	6,440	5,883	19,252	17,133
Interest expense	17,583	15,155	51,600	43,156
Income tax expense (benefit)	(10,655)	(9,830)	(31,598)	(9,214)
EBITDA	$17,367	$29,535	$65,864	$145,044
Stock-based compensation	8,751	9,344	25,876	24,152
Insurance recovery (gain) (1)	—	—	(3,326)	—
Litigation-related costs, net (2)	761	1,402	9,583	2,463
Other non-recurring costs (3)	3,427	638	14,034	5,785
Other acquisition related costs (4)	11	669	193	9,955
Adjusted EBITDA	$30,317	$41,588	$112,224	$187,399
Maintenance Capital Expenditures (5)	4,980	18,202	40,874	55,324
Adjusted Free Cash Flow	$25,337	$23,386	$71,350	$132,075

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited)
	(In thousands)
Net loss	$(45,115)	$(23,721)	$(117,475)	$(28,060)
Depreciation, depletion and accretion expense	49,114	42,048	144,085	122,029
Amortization expense of acquired intangible assets	6,440	5,883	19,252	17,133
Interest expense	17,583	15,155	51,600	43,156
Income tax expense (benefit)	(10,655)	(9,830)	(31,598)	(9,214)
EBITDA	$17,367	$29,535	$65,864	$145,044
Stock-based compensation	8,751	9,344	25,876	24,152
Insurance recovery (gain) (1)	—	—	(3,326)	—
Litigation-related costs, net (2)	761	1,402	9,583	2,463
Other non-recurring costs (3)	3,427	638	14,034	5,785
Other acquisition related costs (4)	11	669	193	9,955
Adjusted EBITDA	$30,317	$41,588	$112,224	$187,399
Capital expenditures	184,664	33,806	367,769	126,463
Acquisitions	—	22,658	—	204,169
Adjusted EBITDA less Capital Expenditures	$(154,347)	$(14,876)	$(255,545)	$(143,233)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited)
	(In thousands)
Net cash provided by (used in) operating activities	$23,406	$32,447	$41,849	$113,639
Current income tax expense (benefit) (5)	15	(623)	15	1,616
Change in operating assets and liabilities	(13,112)	(6,356)	10,052	19,120
Cash interest expense (5)	15,035	13,634	44,642	38,924
Maintenance Capital Expenditures (5)	(4,980)	(18,202)	(40,874)	(55,324)
Gain on sales of equipment	1,440	—	3,647	—
Credit loss expense	—	(97)	(17)	(4,207)
Loss on early payoff of lease financing	—	—	(6,783)	—
Litigation-related costs, net (2)	761	1,402	9,583	2,463
Other non-recurring costs (3)	3,427	638	14,034	5,785
Other acquisition related costs (4)	11	669	193	9,955
Insurance recovery (gain) (1)	—	—	(3,326)	—
Other	(666)	(126)	(1,665)	104
Adjusted Free Cash Flow	$25,337	$23,386	$71,350	$132,075

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited)
	(In thousands, except percentages)
Net cash provided by (used in) operating activities	$23,406	$32,447	$41,849	$113,639
Current income tax expense (benefit) (5)	15	(623)	15	1,616
Change in operating assets and liabilities	(13,112)	(6,356)	10,052	19,120
Cash interest expense (5)	15,035	13,634	44,642	38,924
Capital expenditures	(184,664)	(33,806)	(367,769)	(126,463)
Acquisitions	—	(22,658)	—	(204,169)
Gain on sales of equipment	1,440	—	3,647	—
Credit loss expense	—	(97)	(17)	(4,207)
Loss on early payoff of lease financing	—	—	(6,783)	—
Litigation-related costs, net (2)	761	1,402	9,583	2,463
Other non-recurring costs (3)	3,427	638	14,034	5,785
Other acquisition related costs (4)	11	669	193	9,955
Insurance recovery (gain) (1)	—	—	(3,326)	—
Other	(666)	(126)	(1,665)	104
Adjusted EBITDA less Capital Expenditures	$(154,347)	$(14,876)	$(255,545)	$(143,233)
Adjusted EBITDA Margin	11.3%	16.0%	13.6%	22.2%
Adjusted EBITDA less Capital Expenditure Margin	(57.6%)	(5.7%)	(30.9%)	(16.9%)
Adjusted Free Cash Flow Margin	9.5%	9.0%	8.6%	15.6%
Adjusted Free Cash Flow Conversion	83.6%	56.2%	63.6%	70.5%

(1) Represents insurance recovery (gain) related to the dredge mining assets at the Kermit facility.

(2) Represents litigation-related costs that are unrelated to our core ongoing business operations, including external legal fees and probable settlement fees, net of insurance.

(3) Other non-recurring costs includes loss on early payoff of lease financing, legal fees related to the Company’s potential reincorporation from Delaware to Texas, legal and consulting fees related to significant customer negotiations, credit loss expense due to a dispute with a counterparty, costs incurred during our 2025 Term Loan Credit Facility (defined below under Debt Agreements) transaction, and other infrequent and unusual costs which include Northeast logistic shutdown cost of $1.4 million for the three and nine months ended September 30, 2026.

(4) Represents transaction costs incurred in connection with acquisitions, including fees paid to finance, legal, accounting and other advisors, employee retention and benefit costs, and other operational and corporate costs.

(5) A reconciliation of these items used to calculate Adjusted Free Cash Flow to comparable GAAP measures is included below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited)
	(In thousands)
Gross Profit	$5,216	$23,764	$37,403	$130,431
Depreciation, depletion and accretion expense	47,054	40,619	138,306	118,252
Contribution Margin	$52,270	$64,383	$175,709	$248,683

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited)
	(In thousands)
Current tax expense reconciliation:
Income tax expense (benefit)	$(10,655)	$(9,830)	$(31,598)	$(9,214)
Less: deferred tax expense	10,670	9,207	31,613	10,830
Current income tax expense (benefit)	$15	$(623)	$15	$1,616
Cash interest expense reconciliation:
Interest expense, net	$16,927	$15,010	$48,951	$41,886
Less: Amortization of debt discount	(1,562)	(1,423)	(4,076)	(3,931)
Less: Amortization of deferred financing costs	(986)	(98)	(2,882)	(301)
Less: Interest income	656	145	2,649	1,270
Cash interest expense	$15,035	$13,634	$44,642	$38,924
Maintenance Capital Expenditures, accrual basis reconciliation:
Purchases of property, plant and equipment	$184,664	$33,806	$367,769	$126,463
Changes in operating assets and liabilities associated with investing activities, equipment assets acquired through debt, and asset retirement obligations (6)	3,857	4,601	37,807	(8,891)
Less: Equipment assets acquired through debt and asset retirement obligations	(1,654)	(7,955)	(40,945)	(17,483)
Less: Growth capital expenditures and reconstruction of previously incurred growth capital expenditures	(181,887)	(12,250)	(323,757)	(44,765)
Maintenance Capital Expenditures, accrual basis	$4,980	$18,202	$40,874	$55,324

	September 30, 2026	September 30, 2025
	(Unaudited)
	(In thousands)
Total Debt	$985,512	$556,496
Discount and deferred financing costs	35,597	25,066
Finance right-of-use lease liabilities	68,624	14,222
Cash and cash equivalents	22,322	41,349
Net Debt	$1,067,411	$554,435

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

Results of Operations

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2026			2025
	Sand & Logistics	Power	Total	Sand & Logistics	Power	Total
Product revenue	$94,384	$3,528	$97,912	$106,839	$687	$107,526
Service revenue	140,795	—	140,795	135,643	—	135,643
Rental revenue	—	29,071	29,071	—	16,444	16,444
Total revenue	235,179	32,599	267,778	242,482	17,131	259,613
Cost of sales (excluding depreciation, depletion and accretion expense)	204,606	10,902	215,508	188,758	6,472	195,230
Depreciation, depletion and accretion expense	40,682	6,372	47,054	37,974	2,645	40,619
Gross profit (loss)	$(10,109)	$15,325	$5,216	$15,750	$8,014	$23,764
Selling, general and administrative expense (including stock-based compensation expense of $8,751 and $9,344 respectively)			38,772			36,322
Credit loss expense			—			97
Amortization expense of acquired intangible assets			6,440			5,883
Operating loss			(39,996)			(18,538)
Interest (expense), net			(16,927)			(15,010)
Other income (expense), net			1,153			(3)
Loss before income taxes			(55,770)			(33,551)
Income tax benefit			(10,655)			(9,830)
Net loss			$(45,115)			$(23,721)

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Product Revenue. Product revenue decreased by $9.6 million to $97.9 million for the three months ended September 30, 2026, as compared to $107.5 million for the three months ended September 30, 2025. Sand and logistics product revenue decreased by $12.4 million to $94.4 million for the three months ended September 30, 2026, as compared to $106.8 million for the three months ended September 30, 2025. There was a decrease in proppant prices between the periods which contributed to a $18.4 million decrease in product revenue. The decrease was partially offset by an increase in proppant sales volumes and logistics equipment sales volumes between periods which contributed to a $6.0 million increase in product revenue. Power product revenue increased by $2.8 million to $3.5 million for the three months ended September 30, 2026, as compared to $0.7 million for the three months ended September 30, 2025. The increase was due to more power equipment units sold in 2026 compared to 2025.

Service Revenue. Services revenue, which includes freight for last-mile logistics services, increased by $5.1 million to $140.8 million for the three months ended September 30, 2026, as compared to $135.7 million for the three months ended September 30, 2025. There was an increase in sales volumes shipped to last-mile logistics customers between periods which contributed to a $4.9 million increase in service revenue along with a $0.2 million increase in prices between periods.

Rental Revenue. Rental revenue increased by $12.7 million to $29.1 million for the three months ended September 30, 2026, as compared to $16.4 million for the three months ended September 30, 2025. The increase was primarily driven by higher utilization of our power equipment and a shift in our rental fleet mix toward higher-capacity power equipment, which commands higher rental rates.

Cost of sales (excluding depreciation, depletion and accretion expense). Cost of sales (excluding depreciation, depletion and accretion expense) increased by $20.3 million to $215.5 million for the three months ended September 30, 2026, as compared to $195.2 million for the three months ended September 30, 2025.

Cost of sales (excluding depreciation, depletion and accretion) related to product revenue increased by $6.7 million to $78.0 million for the three months ended September 30, 2026, as compared to $71.3 million for the three months ended September 30, 2025. Sand and logistics cost of sales related to product revenue increased by $4.9 million to $75.9 million for the three months ended September 30, 2026, as compared to $71.0 million for the three months ended September 30, 2025. This increase was due to increased production resulting in increased production costs between periods. Power cost of sales related to product revenue increased by $1.8 million to $2.1 million for the three months ended September 30, 2026, as compared to $0.3 million for the three months ended September 30, 2025. The increase was due to more power equipment units sold between periods.

Cost of sales (excluding depreciation, depletion and accretion expense) related to services increased by $10.9 million to $128.7 million for the three months ended September 30, 2026, as compared to $117.8 million for the three months ended September 30, 2025. The increase was due to increased volumes delivered to last-mile logistics customers between periods resulting in higher logistics costs.

Cost of sales (excluding depreciation, depletion, and accretion expense) related to rentals increased by $2.7 million to $8.8 million for the three months ended September 30, 2026, as compared to $6.1 million for the three months ended September 30, 2025. The increase was primarily driven by higher utilization of our power equipment between periods.

Depreciation, depletion and accretion expense. Depreciation, depletion and accretion expense increased by $6.5 million to $47.1 million for the three months ended September 30, 2026, as compared to $40.6 million for the three months ended September 30, 2025. Sand and logistics depreciation, depletion and accretion expense increased by $2.7 million to $40.7 million for the three months ended September 30, 2026, as compared to $38.0 million for the three months ended September 30, 2025, due to an increase in depreciable assets placed into service when compared to the prior period. Power depreciation, depletion and accretion expense increased by $3.8 million to $6.4 million for the three months ended September 30, 2026, as compared to $2.6 million for the three months ended September 30, 2025, due to an increase in depreciable assets placed into service when compared to the prior period.

Selling, general and administrative expense. Selling, general and administrative expense increased by $2.5 million to $38.8 million for the three months ended September 30, 2026, as compared to $36.3 million for the three months ended September 30, 2025. The increase is due to an increase of $3.5 million driven by salaries and benefits, depreciation expense, and other corporate expenses. This increase was partially offset by a decrease in certain acquisition related costs and non-recurring costs of $1.0 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025.

Our selling, general and administrative expense includes the non-cash expense for stock-based compensation expense for equity awards granted to our employees. For the three months ended September 30, 2026, stock-based compensation expense was $8.7 million, as compared to $9.3 million of stock-based compensation expense for the three months ended September 30, 2025.

Amortization expense of acquired intangible assets. Amortization expense of acquired intangible assets remained materially consistent at $6.4 million for the three months ended September 30, 2026, as compared to $5.9 million for the three months ended September 30, 2025. The activity was primarily due to the amortization of intangible assets associated with acquisitions.

Interest (expense), net. Interest expense, net increased by $1.9 million to $16.9 million for the three months ended September 30, 2026, as compared to $15.0 million for the three months ended September 30, 2025. The increase is driven by the interest expense associated with finance leases and the Lease Documents (defined below under Debt Agreements).

Income tax expense (benefit). Income tax benefit increased by $0.9 million to $10.7 million of income tax benefit for the three months ended September 30, 2026, as compared to $9.8 million of income tax benefit for the three months ended September 30, 2025. The increase is primarily attributable to a decrease in income before income taxes and an increase in percentage depletion in excess of basis for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025.

	Nine Months Ended September 30,
	2026			2025
	Sand & Logistics	Power	Total	Sand & Logistics	Power	Total
Product revenue	$301,216	$9,174	$310,390	$372,812	$967	$373,779
Service revenue	442,578	—	442,578	432,607	—	432,607
Rental revenue	—	73,571	73,571	—	39,494	39,494
Total revenue	743,794	82,745	826,539	805,419	40,461	845,880
Cost of sales (excluding depreciation, depletion and accretion expense)	621,743	29,087	650,830	582,433	14,764	597,197
Depreciation, depletion and accretion expense	120,929	17,377	138,306	112,087	6,165	118,252
Gross profit	$1,122	$36,281	$37,403	$110,899	$19,532	$130,431
Selling, general and administrative expense (including stock-based compensation expense of $25,876 and $24,152, respectively)			113,929			105,105
Credit loss expense			17			4,207
Amortization expense of acquired intangible assets			19,252			17,133
Litigation settlement expense, net			2,550			—
Insurance recovery (gain)			(3,326)			—
Operating income (loss)			(95,019)			3,986
Interest (expense), net			(48,951)			(41,886)
Loss on early payoff of lease financing			(6,783)			—
Other income (expense), net			1,680			626
Loss before income taxes			(149,073)			(37,274)
Income tax benefit			(31,598)			(9,214)
Net loss			$(117,475)			$(28,060)

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Product Revenue. Product revenue decreased by $63.4 million to $310.4 million for the nine months ended September 30, 2026, as compared to $373.8 million for the nine months ended September 30, 2025. Sand and logistics product revenue decreased by $71.6 million to $301.2 million for the nine months ended September 30, 2026, as compared to $372.8 million for the nine months ended September 30, 2025. There was a decrease in proppant prices between the periods which contributed to a $62.3 million decrease in product revenue. Additionally, a decrease in shortfall revenue contributed to a $22.0 million decrease in product revenue. The decrease was partially offset by an increase in proppant sales volumes and logistics equipment sales volumes between periods which contributed to a $12.7 million increase in product revenue. Power product revenue increased by $8.2 million to $9.2 million for the nine months ended September 30, 2026, as compared to $1.0 million for the nine months ended September 30, 2025. The increase was due to more power equipment units sold in 2026 compared to 2025.

Service Revenue. Services revenue, which includes freight for last-mile logistics services, increased by $10.0 million to $442.6 million for the nine months ended September 30, 2026, as compared to $432.6 million for the nine months ended September 30, 2025. There was an increase in sales volumes shipped between the periods which contributed to a $29.2 million increase in service revenue. The increase was partially offset by a decrease in prices between the periods which contributed to a $19.2 million decrease in service revenue.

Rental Revenue. Rental revenue increased by $34.2 million to $73.6 million for the nine months ended September 30, 2026, as compared to $39.4 million for the nine months ended September 30, 2025. The increase was primarily driven by higher utilization of our power equipment and a shift in our rental fleet mix toward higher-capacity power equipment, which commands higher rental rates.

Cost of sales (excluding depreciation, depletion and accretion expense). Cost of sales (excluding depreciation, depletion and accretion expense) increased by $53.6 million to $650.8 million for the nine months ended September 30, 2026, as compared to $597.2 million for the nine months ended September 30, 2025.

Cost of sales (excluding depreciation, depletion and accretion) related to product revenue increased by $23.0 million to $230.8 million for the nine months ended September 30, 2026, as compared to $207.8 million for the nine months ended September 30, 2025. Sand and logistics cost of sales related to product revenue increased by $18.0 million to $225.3 million for the nine months ended September 30, 2026, as compared to $207.3 million for the nine months ended September 30, 2025. This increase was due to increased production resulting in increased production costs between periods. Power cost of sales related to product revenue increased by $5.0 million to $5.5 million for the nine months ended September 30, 2026, as compared to $0.5 million for the nine months ended September 30, 2025. The increase was due to more power equipment units sold between periods.

Cost of sales (excluding depreciation, depletion and accretion expense) related to services increased by $21.3 million to $396.4 million for the nine months ended September 30, 2026, as compared to $375.1 million for the nine months ended September 30, 2025. The increase was due to increased volumes delivered to last-mile logistics customers between periods resulting in higher logistics costs.

Cost of sales (excluding depreciation, depletion, and accretion expense) related to rentals increased by $9.3 million to $23.6 million for the nine months ended September 30, 2026, as compared to $14.3 million for the nine months ended September 30, 2025. The increase was primarily driven by higher utilization of our power equipment between periods.

Depreciation, depletion and accretion expense. Depreciation, depletion and accretion expense increased by $20.0 million to $138.3 million for the nine months ended September 30, 2026, as compared to $118.3 million for the nine months ended September 30, 2025. Sand and logistics depreciation, depletion and accretion expense increased by $8.8 million to $120.9 million for the nine months ended September 30, 2026 as compared to $112.1 million for the nine months ended September 30, 2025, due to an increase in depreciable assets placed into service when compared to the prior period. Power depreciation, depletion and accretion expense increased by $11.2 million to $17.4 million for the nine months ended September 30, 2026, as compared to $6.2 million for the nine months ended September 30, 2025, due to an increase in depreciable assets placed into service when compared to the prior period.

Selling, general and administrative expense. Selling, general and administrative expense increased by $8.8 million to $113.9 million for the nine months ended September 30, 2026, as compared to $105.1 million for the nine months ended September 30, 2025. The increase is due to an increase of $1.7 million from stock-based compensation and an increase of $15.8 million driven by consulting and professional fees, net of insurance proceeds (see Note 2- Summary of Significant Accounting Policies- Legal Insurance Proceeds), salaries and benefits, depreciation expense, and other corporate expenses. This increase was partially offset by a decrease in certain acquisition related costs and non-recurring costs of $8.7 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025.

Our selling, general and administrative expense includes the non-cash expense for stock-based compensation expense for equity awards granted to our employees. For the nine months ended September 30, 2026, stock-based compensation expense was $25.9 million, as compared to $24.2 million of stock-based compensation expense for the nine months ended September 30, 2025.

Credit loss expense. Credit loss expense decreased by $4.2 million to de minimis for the nine months ended September 30, 2026, as compared to $4.2 million for the nine months ended September 30, 2025, due to certain shortfall receivables. See Note 2 - Summary of Significant Accounting Policies - Accounts Receivable and Allowance for Credit Losses for more information.

Amortization expense of acquired intangible assets. Amortization expense of acquired intangible assets increased by $2.2 million to $19.3 million for the nine months ended September 30, 2026, as compared to $17.1 million for the nine months ended September 30, 2025. The increase was primarily due to the amortization of intangible assets associated with acquisitions in 2025, as there were nine full months of activity from the Moser Acquisition for the nine months ended September 30, 2026, as compared to seven full months of activity from the Moser Acquisition for the nine months ended September 30, 2025. See Note 3 - Acquisitions for more information.

Litigation settlement expense, net. Litigation settlement expense, net is $2.6 million for the nine months ended September 30, 2026, as compared to no litigation settlement expense, net for the nine months ended September 30, 2025, due to the Ayers litigation. See Note 9 - Commitment and Contingencies for more information.

Insurance recovery (gain). Insurance recovery is $3.3 million for the nine months ended September 30, 2026, due to an insurance claim for the damaged dredge asset. See Note 6 - Property, Plant and Equipment, Net - Impairment or Disposal of Long-Lived Assets and Insurance Proceeds for more information. There was no insurance recovery for the nine months ended September 30, 2025.

Interest (expense), net. Interest expense, net increased by $7.1 million to $49.0 million for the nine months ended September 30, 2026, as compared to $41.9 million for the nine months ended September 30, 2025. The increase is driven by interest expense associated with finance leases, the Lease Documents, and equipment finance notes.

Loss on early payoff of lease financing. Loss on early payoff of lease financing is $6.8 million for the nine months ended September 30, 2026, as compared to no loss on early payoff of lease financing for the nine months ended September 30, 2025. See Note 7 - Leases for more information.

Income tax expense (benefit). Income tax benefit increased by $22.4 million to $31.6 million of income tax benefit for the nine months ended September 30, 2026, as compared to $9.2 million of income tax benefit for the nine months ended September 30, 2025. The increase is primarily attributable to a decrease in income before income taxes and an increase in percentage depletion in excess of basis for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity to date have been capital contributions from our owners, cash flows from operations, equity offerings, the 2031 Notes, and borrowings under our previous term loan credit facilities, and our previous asset-based loan credit facilities. Going forward, we expect our primary sources of liquidity to be cash flows from operations, proceeds from the issuance of the 2031 Notes, availability under our 2023 ABL Credit Facility as amended, the Bridge Loan Credit Agreement or any other credit facility or lease agreements we enter into in the future and proceeds from any future issuances of debt or equity securities. We expect our primary use of capital will be used for investing in our business, specifically for acquisition of fit-for-purpose equipment used in our logistics platform, and power-related growth capital expenditures. In addition, we have routine facility upgrades and additional ancillary capital expenditures associated with, among other things, contractual obligations and working capital obligations.

As of September 30, 2026, we had working capital, defined as current assets less current liabilities, of $60.0 million and $94.4 million of availability under the 2023 ABL Credit Facility. Our cash and cash equivalents totaled $22.3 million.

Cash Flow

The following table summarizes our cash flow for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
	(Unaudited)
Consolidated Statement of Cash Flow Data:	(In thousands)
Net cash provided by operating activities	$41,849	$113,639
Net cash used in investing activities	(355,269)	(325,234)
Net cash provided by financing activities	295,110	181,240
Net decrease in cash	$(18,310)	$(30,355)

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $41.8 million and $113.6 million for the nine months ended September 30, 2026 and 2025, respectively. Net loss adjusted to net cash provided by operating activities for the nine months ended September 30, 2026 resulted in a cash increase of $52.0 million, as compared with a cash increase of $132.8 million for the nine months ended September 30, 2025. This change was primarily due to lower earnings in 2026. The remaining movement was due to changes in net working capital.

Net Cash Used in Investing Activities. Net cash used in investing activities was $355.3 million and $325.2 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in cash used is primarily attributable to capital spending, primarily from the power segment, during the nine months ended September 30, 2026 when compared to the nine months ended September 30, 2025. This increase is partially offset by the $204.2 million used in the acquisitions that occurred during the nine months ended September 30, 2025, as compared to no such activity for the nine months ended September 30, 2026.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $295.1 million and $181.2 million for the nine months ended September 30, 2026 and 2025, respectively. The increase is primarily attributable to the $436.5 million provided by the 2031 Notes for the nine months ended September 30, 2026, as compared to no such activity for the nine months ended September 30, 2025. The increase was also attributable to the $92.3 million used in dividends distributed for the nine months ended September 30, 2025, as compared to no such activity for the nine months ended September 30, 2026. In addition, the increase was attributable to $101.3 million used for payment of the Deferred Cash Consideration Note (defined below under Debt Agreements) for the nine months ended September 30, 2025 as compared to $11.1 million used for payment on the Deferred Cash Consideration Note for the nine months ended September 30, 2026. The increase provided by financing activities was partially offset by $253.1 million provided in the Equity Offering (defined below under Debt Agreements) that occurred for the nine months ended September 30, 2025, as compared to no such activity for the nine months ended September 30, 2026. The proceeds from term loan borrowings also contributed to partially offset the overall increase in financing activities as we had $188.8 million of proceeds for the nine months ended September 30, 2025 as compared to no such activity for the nine months ended September 30, 2026. In addition, the $49.7 million used in the Capped Call Transactions for the nine months ended September 30, 2026, as compared to no such activity for the nine months ended September 30, 2025, contributed to partially offset the increase.

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

We intend to fund our capital requirements through our primary sources of liquidity, which include cash on hand, cash flows from operations, and proceeds from the issuance of the 2031 Notes and, if needed, availability under our 2023 ABL Credit Facility and the Bridge Loan Credit Agreement.

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

The Company will pay interest on the 2031 Notes at an annual rate of 0.50%, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2026. The 2031 Notes will mature on April 15, 2031, unless earlier converted, redeemed or repurchased. Before January 15, 2031, noteholders will have the right to convert their 2031 Notes only in certain circumstances and during specified periods. From and after January 15, 2031, noteholders may convert their 2031 Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of the Company’s Common Stock (defined in Note 10 - Stockholders Equity), or a combination of cash and the Company’s Common Stock, at its election. The initial conversion rate is 68.9275 shares of Common Stock per $1,000 principal amount of 2031 Notes, which represents an initial conversion price of approximately $14.51 per share of Common Stock and a premium of approximately 30% over the last reported sale price of $11.16 per share of the Company’s Common Stock on the New York Stock Exchange on April 6, 2026. The conversion rate and conversion price will be subject to adjustment upon the occurrence of certain events.

The 2031 Notes include an aggregate discount to the Initial Purchasers of $13.5 million and $1.1 million in deferred financing fees. These amounts are recorded as a direct reduction from the carrying amount of the debt obligation on the Company’s condensed consolidated balance sheets and are amortized to interest expense using the effective interest method. Interest expense associated with the 2031 Notes was $0.6 million and $1.1 million for the three and nine months ended September 30, 2026, respectively, and the interest expense associated with the discount and deferred financing costs was $0.8 million and $1.4 million for the three and nine months ended September 30, 2026, respectively.

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

The Capped Call Transactions related to the 2031 Notes are included in additional paid-in capital in the condensed consolidated balance sheets as of September 30, 2026, with no remeasurement in subsequent periods as the 2031 Notes and Capped Call Transactions, taken together, meet the tax integration criteria for equity classification.

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

The 2025 Term Loan Credit Facility includes a discount of $20.2 million and de minimis deferred financing fees. As discussed below (2023 Term Loan Credit Facility), the 2025 Term Loan Credit Facility also includes previously unamortized debt discount and deferred financing fees of $7.7 million associated with prior Stonebriar borrowings. These amounts are recorded as a direct reduction from the carrying amount of the debt obligation on the Company’s condensed consolidated balance sheets and are amortized to interest expense using the effective interest method. Interest expense associated with the 2025 Term Loan Credit Facility was $12.3 million and $36.8 million for the three and nine months ended September 30, 2026, respectively, and was $12.8 million and $31.0 million for the three and nine months ended September 30, 2025, respectively. The interest expense associated with the discount and deferred financing costs was $1.0 million and $2.7 million for the three and nine months ended September 30, 2026, respectively, and was $0.8 million and $1.9 million for the three and nine months ended September 30, 2025, respectively.

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

As of September 30, 2026, Atlas LLC was in compliance with the covenants of the 2025 Term Loan Credit Facility.

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

The Deferred Cash Consideration Note bears interest at a rate of 5.00% per annum if paid in cash, or 7.00% per annum if paid in kind. Interest on the Deferred Cash Consideration Note is payable quarterly in arrears beginning March 29, 2024 through maturity. The Company did not have interest expense associated with the Deferred Cash Consideration Note for the three months ended September 30, 2026, and had de minimis interest expense for the nine months ended September 30, 2026. Interest expense associated with the Deferred Cash Consideration Note was $0.1 million and $1.0 million for the three and nine months ended September 30, 2025, respectively.

The Deferred Cash Consideration Note included $4.6 million of debt discount and approximately $0.1 million deferred financing costs. The discount and deferred financing costs are a direct reduction from the carrying amount of the debt obligation on the Company’s condensed consolidated balance sheets and are amortized to interest expense using the effective interest method. The Company did not have interest expense associated with the discount and deferred financing costs for the three months ended September 30, 2026, and had interest expense of approximately $0.2 million associated with the discount and deferred financing costs for the nine months ended September 30, 2026. Interest expense associated with the discount and deferred financing costs were approximately $0.7 million and $1.9 million in total for the three and nine months ended September 30, 2025, respectively.

Atlas LLC’s obligations under the Deferred Cash Consideration Note are secured by certain of the assets acquired in connection with the Hi-Crush Transaction. The Deferred Cash Consideration Note is also unconditionally guaranteed by Atlas LLC on an unsecured basis.

Repayment of the Deferred Cash Consideration Note

In February 2025, the Company used a portion of the proceeds from an underwritten public offering of 11.5 million shares of Common Stock at a public offering price of $23.00 per share on February 3, 2025 (the “Equity Offering”) to repay $101.3 million of the outstanding principal balance of the Deferred Cash Consideration Note. The remaining $11.1 million of principal was paid at maturity.

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

Atlas LLC may also request swingline loans under the 2023 ABL Credit Agreement in an aggregate principal amount not to exceed $7.5 million. During the nine months ended September 30, 2026 and the year ended December 31, 2025, Atlas LLC had no outstanding swingline loans under the 2023 ABL Credit Facility.

Borrowings under the 2023 ABL Credit Facility bear interest, at Atlas LLC’s option, at either a base rate or Term SOFR (as defined in the 2023 ABL Credit Agreement), as applicable, plus an applicable margin based on average Availability as set forth in the 2023 ABL Credit Agreement. Term SOFR loans bear interest at Term SOFR for the applicable interest period plus an applicable margin, which ranges from 1.50% to 2.00% per annum based on average Availability as set forth in the 2023 ABL Credit Agreement. Base rate loans bear interest at the applicable base rate, plus an applicable margin, which ranges from 0.50% to 1.00% per annum based on average Availability as set forth in the 2023 ABL Credit Agreement. In addition to paying interest on outstanding principal under the 2023 ABL Credit Facility, Atlas LLC is required to pay a commitment fee which ranges from 0.375% per annum to 0.500% per annum with respect to the unutilized commitments under the 2023 ABL Credit Facility, based on the average utilization of the 2023 ABL Credit Facility. Atlas LLC is required to pay customary letter of credit fees, to the extent that one or more letter of credit is outstanding. For the three and nine months ended September 30, 2026, we recognized $0.1 million and $0.4 million, respectively, of interest expense, unutilized commitment fees and other fees under the 2023 ABL Credit Facility, classified as interest expense. For the three and nine months ended September 30, 2025, we recognized $0.1 million and $0.4 million, respectively, of interest expense, unutilized commitment fees and other fees under the 2023 ABL Credit Facility, classified as interest expense. The 2023 ABL credit facility included $1.0 million in deferred financing costs that are recorded under other long-term assets on the condensed consolidated balance sheets and are amortized on a straight-line basis over the life of the agreement.

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

On August 28, 2026, the Company drew down $30.0 million under the 2023 ABL Credit Facility for general corporate purposes.

The Company had interest expense of $0.2 million and $1.3 million for the three and nine months ended September 30, 2026, respectively. The Company had interest expense of $0.3 million and $0.9 million for the three and nine months ended September 30, 2025, respectively. The draws included $0.3 million in debt issuance costs and $0.5 million in deferred financing costs. These costs are recorded under other long-term assets on the condensed consolidated balance sheets and are amortized on a straight-line basis over the life of the agreement. Interest expense associated with the amortization of these costs were $0.1 million and $0.3 million for the three and nine months ended September 30, 2026, respectively. Interest expense associated with the amortization of these costs were $0.1 million and $0.2 million for the three and nine months ended September 30, 2025, respectively.

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

As of September 30, 2026, Atlas LLC had $30.0 million in outstanding borrowings and $0.6 million in outstanding letters of credit under the 2023 ABL Credit Facility. Additionally, as of September 30, 2026, the Borrowing Base was $125.0 million, and Availability was $94.4 million.

The 2023 ABL Credit Facility contains certain customary representations and warranties, affirmative and negative covenants, and events of default. As of September 30, 2026, the Company was in compliance with the covenants under the 2023 ABL Credit Facility.

The 2023 ABL Credit Facility is unconditionally guaranteed, jointly and severally, by Atlas LLC and its subsidiaries and secured by substantially all of the assets of Atlas LLC and its subsidiaries.

Subsequent to September 30, 2026, the Company drew down $15.0 million on October 2, 2026, under the 2023 ABL Credit Facility, for general corporate purposes.

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

The Fourth ABL Amendment permitted the Company to form Atlas Energy Solutions Socorro, LLC (“Socorro”) (f/k/a Galt Power Solutions LLC), a Texas limited liability company and an indirect wholly owned subsidiary of the Company, and to unconditionally guarantee Socorro’s obligations under the Lease Agreement.

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

Sixth Amendment to the 2023 ABL Credit Agreement

On September 30, 2026, Atlas LLC and certain subsidiaries of the Company entered into that certain Sixth Amendment to Loan, Security and Guaranty Agreement (the “Sixth ABL Amendment”), among Atlas LLC, as the borrower, the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent. The Sixth ABL Amendment amends that certain Loan, Security and Guaranty Agreement, dated as of February 22, 2023, as amended, to, among other things, permit an internal reorganization of certain of the Company’s subsidiaries.

Other Indebtedness

The Company has other indebtedness of $32.6 million of equipment finance notes as of September 30, 2026. There was $0.3 million and $1.1 million interest expense for the three and nine months ended September 30, 2026, respectively. There was $0.1 million and $0.2 million interest expense for the three and nine months ended September 30, 2025, respectively. These equipment finance notes have terms ending in March 2027 through December 2032 and certain interest rates ranging from 2.24% to 10.89%.

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

On April 15, 2026, the Company paid down $61.1 million of outstanding borrowings under the Lease Documents. The Company incurred $4.9 million on an early payoff premium and $1.9 million in prepaid expenses associated with the financing lease. These expenses are recorded under loss on early payoff of lease financing on the condensed consolidated statements of operations for the nine months ended September 30, 2026. There was interest expense of $0.8 million and $2.5 million for the three and nine months ended September 30, 2026, respectively, from the amortization of deferred financing costs associated with the Lease Documents. Refer to Note 9 - Commitments and Contingencies for additional information on this commitment.

On August 28, 2026, the Company and Stonebriar mutually terminated the Lease Documents.

Critical Accounting Policies and Estimates

As of September 30, 2026, there have been no material changes to our critical accounting policies and related estimates previously disclosed in our Annual Report, except in connection with the Property, Plant and Equipment policy. Management no longer considers the depletion estimate critical due to the nature and materiality of the activity. Refer to the accounting policies discussed in the notes to our Financial Statements under Note 2 - Summary of Significant Accounting Policies.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On July 2, 2024, Patrick Ayers, a purported shareholder (the “Plaintiff”), filed a derivative and class action complaint in the Delaware Court of Chancery against certain current and former directors of the Company and certain of the Company’s affiliates. The complaint asserts claims of breach of fiduciary duty related to the corporate reorganization that changed the Company’s Up-C structure to a customary C corporation. The complaint seeks unspecified damages from the defendants for the Plaintiff individually and on behalf of the Company and other former Class A common stockholders as well as an award of attorneys’ fees and costs. We dispute these allegations. In April of this year, the parties attended a mediation where they discussed potential settlement of the lawsuit. Negotiations continued following the mediation, and on July 24, 2026, the parties executed a term sheet outlining the terms of a settlement. On September 11, 2026, the parties submitted a settlement stipulation and other documentation to the court which, if approved, would resolve all claims in exchange for a $17 million payment to the class member Class A common stockholders at the time of the reorganization. The court has scheduled a hearing for December 18, 2026, to consider whether to approve the settlement. There can be no assurances that the settlement reflected in such documentation will be approved by the court. Given the uncertainty of litigation, the stage of the case, and the legal standards that must be met for success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this lawsuit if the settlement is not ultimately finalized and approved for any reason. See Note 9- Commitment and Contingencies for more information.

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

Item 1A. Risk Factors.

Except as set forth below, during the three months ended September 30, 2026, there have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report and Quarterly Report on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026, filed with the SEC on May 5, 2026 and August 4, 2026, respectively.

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

Item 5. Other Information.

During the fiscal quarter ended September 30, 2026, none of our officers or directors (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

10.1*#	Purchase Agreement, dated as of September 18, 2026, by and between Atlas Energy Solutions Shackelford 1, LLC, a Texas limited liability company and Wyoming Machinery Company d/b/a Energy Solutions.
10.2*

Sixth Amendment to Loan, Security and Guaranty Agreement, dated as of September 30, 2026, by and among Atlas Sand Company, LLC, as borrower, certain of its subsidiaries as guarantors, the financial institutions party thereto as lenders and Bank of America, N.A., as agent for the lenders.

10.3*#

Credit Agreement, dated as of October 22, 2026, among Atlas Energy Solutions ProjectCo Holdings, LLC, Atlas Energy Solutions ProjectCo, LLC and the other loan parties party thereto and Goldman Sachs Bank USA and the other lenders party thereto.

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

ATLAS ENERGY SOLUTIONS INC.

Date: November 3, 2026	By:	/s/ John Turner
John Turner
President and Chief Executive Officer

	By:	/s/ Blake McCarthy
Blake McCarthy
Chief Financial Officer